Form 10-Q
period 2017-03-31
Eagle Financial Bancorp, Inc.
filed 2017-06-23
CIK 1699018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 333-216576

Eagle Financial Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	(82-1340349)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6415 Bridgetown Road, Cincinnati, OH 45248
(Address of principal executive office)

Registrant’s telephone number, including area code: (513) 574-0700

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐            No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒            No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)			☐
Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☒

No shares of the Registrant’s common stock were issued and outstanding as of June 23, 2017.

INDEX

Explanatory Note

Eagle Financial Bancorp, Inc., a Maryland corporation (the “Company” or the “Registrant”), was formed on February 17, 2017 to serve as the savings and loan holding company for Eagle Savings Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion. As of March 31, 2017 the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Bank is included in this Quarterly report.

Part I. Financial Information

Item 1.	Financial Statements

Eagle Savings Bank

Condensed Balance Sheets

March 31, 2017 (Unaudited) and December 31, 2016

(Dollars in Thousands)

	March 31,	December 31,
	2017	2016
Assets
Cash and due from banks	$505	$459
Federal Reserve Bank and Federal Home Loan Bank (FHLB) demand accounts	16,573	19,130
Cash and cash equivalents	17,078	19,589
Interest-bearing time deposits in other banks	346	346
Loans held for sale	4,690	2,732
Loans, net of allowance for loan losses of $1,150 and $1,137 at March 31, 2017 and December 31, 2016, respectively	86,271	83,048
Premises and equipment - at depreciated cost	4,346	4,340
FHLB stock - at cost	728	728
Foreclosed real estate held for sale, net	36	55
Bank-owned life insurance (BOLI)	1,877	1,865
FHLB lender risk account receivable	2,942	2,698
Accrued interest receivable	277	270
Prepaid federal income taxes	30	75
Other assets	675	227

Total assets	$119,296	$115,973

Liabilities and Retained Earnings

Liabilities
Deposits
Noninterest-bearing	$6,182	$4,816
Interest-bearing	96,909	95,228
Total deposits	103,091	100,044

FHLB advances	24	28
Advances from borrowers for taxes and insurance	492	716
Accrued interest payable	1	1
Accrued supplemental retirement plans	921	868
Deferred federal tax liability	620	554
Other liabilities	444	285

Total liabilities	105,593	102,496

Commitments and Contingencies	-	-

Retained Earnings	13,703	13,477

Total liabilities and retained earnings	$119,296	$115,973

See accompanying notes to condensed financial statements.

Eagle Savings Bank

Condensed Statements of Income and Comprehensive Income

Three Months Ended March 31, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2017	2016

Interest and Dividend Income
Interest earned on loans	$953	$879
Dividends on FHLB stock	9	7
Other interest-earning deposits	32	21

Total interest and dividend income	994	907

Interest Expense
Interest on deposits	162	166
FHLB advances	-	32

Total interest expense	162	198

Net Interest Income	832	709

Provision for Loan Losses	10	25

Net Interest Income After Provision for Loan Losses	822	684

Noninterest Income
Net gains on loan sales	602	311
Other service charges and fees	38	42
Death benefit proceeds in excess of cash surrender value of BOLI	-	940
Income from BOLI	12	12

Total noninterest income	652	1,305

Noninterest Expense
Compensation and benefits	741	521
Occupancy and equipment, net	51	60
Data processing	67	110
Legal and professional services	81	50
FDIC premium expense	-	18
Foreclosed real estate impairments and expenses, net	7	7
Franchise and other taxes	27	27
Advertising	16	21
ATM processing expense	23	19
FHLB advance prepayment penalty	-	121
Death benefit obligation expense	-	410
Other expenses	124	82

Total noninterest expense	1,137	1,446

Income Before Income Taxes	337	543

Income Taxes
Provision (Benefit) for Income taxes	111	(127)

Total income taxes	111	(127)

Net Income and Comprehensive Income	$226	$670

See accompanying notes to condensed financial statements.

Eagle Savings Bank

Condensed Statements of Retained Earnings

Three Months Ended March 31, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Retained
Earnings

Balance at December 31, 2015	$12,017

Net income	670

Balance at March 31, 2016	$12,687

Balance at December 31, 2016	$13,477

Net income	226

Balance at March 31, 2017	$13,703

See accompanying notes to condensed financial statements.

Eagle Savings Bank

Condensed Statements of Cash Flows

Three Months Ended March 31, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2017	2016

Operating Activities
Net income	$226	$670
Items not requiring (providing) cash:
Depreciation and amortization	48	43
Amortization of deferred loan fees	4	-
Proceeds on sale of loans in the secondary market	13,169	10,981
Loans originated for sale in the secondary market	(14,525)	(13,336)
Gain on sale of loans	(602)	(311)
Provision for loan losses	10	25
(Gain) loss on sale of foreclosed real estate	3	(10)
Deferred federal tax liability	66	(20)
Death benefit proceeds in excess of cash surrender value of BOLI	-	(940)
Increase in cash surrender value of BOLI	(12)	(13)
Impairment on foreclosed real estate	3	-
Changes in:
FHLB lender risk account receivable	(244)	(15)
Accrued interest receivable	(7)	(7)
Other assets and prepaid federal income taxes	(403)	(241)
Accrued supplemental retirement plans	53	(56)
Accrued expenses and other liabilities	159	(40)

Net cash flows (used in) operating activities	(2,052)	(3,270)

Investing Activities
Net decrease in interest-bearing time deposits in other banks	-	-
Net decrease in loans	(3,237)	(1,384)
Purchase of premises and equipment	(54)	-
Proceeds from sale of foreclosed real estate	13	289
Death benefit proceeds received	-	1,485

Net cash provided by (used in) investing activities	(3,278)	390

Financing Activities
Net increase in deposits	3,047	2,880
Repayment of FHLB advances	(4)	(3,006)
Net decrease in advances from borrowers for taxes and insurance	(224)	(220)

Net cash provided by (used in) financing activities	2,819	(346)

Decrease in Cash and Cash Equivalents	(2,511)	(3,226)

Cash and Cash Equivalents, Beginning of Period	19,589	19,012

Cash and Cash Equivalents, End of Period	$17,078	$15,786

Supplemental Cash Flows Information:
Interest paid	$162	$198

See accompanying notes to condensed financial statements.

Eagle Savings Bank

Notes to Condensed Financial Statements

March 31, 2017 (Unaudited) and December 31, 2016

Three Months Ended March 31, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

General

On March 3, 2017 the Bank’s Board of Directors adopted a Plan of Conversion pursuant to which the Bank will convert (the “Conversion”) from an Ohio-chartered mutual savings association to an Ohio-chartered savings association in the capital stock form of organization and establish a stock holding company (the “Holding Company”) that will own 100% of the outstanding common stock of the Bank upon completion of the Conversion. The Holding Company is organized under the laws of the State of Maryland. The transaction is subject to certain conditions, including the required regulatory approvals and approval of the Plan of Conversion by the Bank’s members (depositors of the Bank). In addition, the Bank will adopt an employee stock ownership plan (“ESOP”) which will subscribe for up to 8% of the common stock to be sold in the offering and contributed to a charitable foundation (discussed below). The ESOP’s purchase of shares in the Conversion will be funded by a loan from the Holding Company.

Shares of the stock holding company’ s common stock will be offered in a subscription offering pursuant to non-transferable subscription rights at a predetermined and uniform price in the following order of preference: (1) to the eligible account holders of record; (2) to tax qualified employee stock benefit plans; (3) if applicable, to supplemental eligible account holders of record; and (4) any person other than an eligible account holder or a supplemental eligible account holder, holding a qualifying deposit on the voting record date. Shares not subscribed for in the subscription offering may be offered to the general public in a direct community offering with preference given first to natural persons residing in the county of Hamilton, Ohio or to the general public through a syndicated community offering.

Concurrent with the Conversion, the Bank will form a charitable foundation called the Eagle Savings Bank Charitable Foundation, Inc. The Foundation will be funded with a $400,000 contribution of Holding Company common stock and $100,000 of cash.

Subsequent to the Conversion, voting rights will be held and exercised exclusively by the stockholders of the Holding Company. Deposit accounts will continue to be insured by the FDIC up to applicable limits. A liquidation account will be established in an amount equal to the Bank’s total equity as of the latest balance sheet date in the final prospectus used in the Conversion. Each eligible account holder or supplemental account holder will be entitled to a proportionate share of this account in the event of a complete liquidation of the Bank, and only in such event. This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after the Conversion in the related deposit balance.

Following completion of the Conversion, the Bank may not pay a dividend on its capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. In addition, the Holding Company will be subject to certain regulations related to the payment of dividends and the repurchase of its capital stock.

Conversion costs will be deferred and reduce the proceeds from the shares sold in the Conversion. If the Conversion is not completed, all costs will be expensed. There were no Conversion costs recorded at December 31, 2016. At March 31, 2017 the Bank has capitalized $280,000 in conversion costs. The Conversion will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

Eagle Savings Bank

Notes to Condensed Financial Statements

March 31, 2017 (Unaudited) and December 31, 2016

Three Months Ended March 31, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Basis of Presentation

The accompanying condensed balance sheet of the Bank as of December 31, 2016, which has been derived from audited financial statements, and unaudited condensed financial statements of the Bank as of March 31, 2017 and for the three months ended March 31, 2017 and 2016, were prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Bank for the year ended December 31, 2016 included in the Registrant’s Form S-1. Reference is made to the accounting policies of the Bank described in the Notes to Financial Statements contained in the Form S-1.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed financial statements have been included to present fairly the financial position as of March 31, 2017 and the results of operations and cash flows for the three months ended March 31, 2017 and 2016. All interim amounts have not been audited and the results of operations for the three months ended March 31, 2017, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and fair values of financial instruments.

Eagle Savings Bank

Notes to Condensed Financial Statements

March 31, 2017 (Unaudited) and December 31, 2016

Three Months Ended March 31, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Note 2:	Loans and Allowance for Loan Losses

The composition of the loan portfolio at March 31, 2017 and December 31, 2016 was as follows:

	March 31,	December 31,
	2017	2016
	(In thousands)
Residential mortgage loans	$45,013	$41,914
Commercial real estate and land loans	14,571	13,631
Home equity and other consumer	14,344	14,593
Residential construction loans	8,622	9,468
Residential mortgage loans, non-owner occupied	5,409	5,743
Multi-family real estate loans	2,343	2,513
Commercial loans	2,323	1,779
	92,625	89,641

Net deferred loan costs	93	98
Loans in process	(5,297)	(5,554)
Allowance for loan losses	(1,150)	(1,137)

Net loans	$86,271	$83,048

Loans serviced for the benefit of others at March 31, 2017 and December 31, 2016 amounted to $1,855 and $1,930, respectively.

Loans in process relates to primarily residential mortgage loans.

Risk characteristics applicable to each segment of the loan portfolio are described as follows.

Residential Mortgage Loans, including Construction Loans and Land Loans: The residential 1-4 family real estate loans and construction loans are generally secured by owner-occupied 1-4 family residences. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Bank’s market areas that might impact either property values or a borrower’s personal income. Land loans are secured primarily by unimproved land for future residential use. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Residential Mortgage Loans, Non-Owner Occupied: One-to-four family, non-owner occupied loans carry greater inherent risks than one-to-four family, owner occupied loans, since the repayment ability of the borrower is generally reliant on the success of the income generated from the property.

Eagle Savings Bank

Notes to Condensed Financial Statements

March 31, 2017 (Unaudited) and December 31, 2016

Three Months Ended March 31, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Commercial Real Estate and Multi-Family Real Estate: Commercial real estate loans typically involve larger principal amounts, and repayment of these loans is generally dependent on the successful operations of the property securing the loan or the business conducted on the property securing the loan. Multi-family real estate loans are generally secured by apartment complexes. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Bank’s market areas.

Commercial: The commercial portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations.

Home equity and Other Consumer: The consumer loan portfolio consists of home equity loans and term and line of credit loans such as automobile loans and loans for other personal purposes. Repayment of the home equity loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Bank’s market areas that might impact either property values or a borrower’s personal income. Repayment for term and line of credit loans will come from a borrower’s income sources that are typically independent of the loan purpose. Credit risk is driven by consumer economic factors (such as unemployment and general economic conditions in the Bank’s market area) and the creditworthiness of a borrower.

Eagle Savings Bank

Notes to Condensed Financial Statements

March 31, 2017 (Unaudited) and December 31, 2016

Three Months Ended March 31, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three months ended March 31, 2017 and 2016 and year ended December 31, 2016:

Three Months Ended March 31, 2017 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of year	$166	$164	$341	$88	$175	$30	$173	$1,137
Provision charged to expense	18	10	(6)	1	(10)	(2)	(1)	10
Losses charged off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	3	3

Balance, end of year	$184	$174	$335	$89	$165	$28	$175	$1,150

Ending balance: individually evaluated for impairment	$25	$-	$-	$-	$37	$-	$168	$230

Ending balance: collectively evaluated for impairment	$159	$174	$335	$89	$128	$28	$7	$920

Loans:
Ending balance	$45,013	$14,571	$14,344	$8,622	$5,409	$2,343	$2,323	$92,625

Ending balance: individually evaluated for impairment	$145	$206	$-	$-	$270	$1	$330	$952

Ending balance: collectively evaluated for impairment	$44,868	$14,365	$14,344	$8,622	$5,139	$2,342	$1,993	$91,673

Three Months Ended March 31, 2016 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of year	$151	$146	$290	$39	$204	$36	$170	$1,036
Provision charged to expense	(3)	1	17	32	(6)	(1)	(15)	25
Losses charged off		-	-	-	(15)	-	-	(15)
Recoveries		-	-	-	-	-	4	4

Balance, end of year	$148	$147	$307	$71	$183	$35	$159	$1,050

Eagle Savings Bank

Notes to Condensed Financial Statements

March 31, 2017 (Unaudited) and December 31, 2016

Three Months Ended March 31, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Year Ended December 31, 2016	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of year	$151	$146	$290	$39	$204	$36	$170	$1,036
Provision charged to expense	39	18	51	49	(29)	(6)	(39)	83
Losses charged off	(35)	-	-	-	-	-	-	(35)
Recoveries	11	-	-	-	-	-	42	53

Balance, end of year	$166	$164	$341	$88	$175	$30	$173	$1,137

Ending balance: individually evaluated for impairment	$15	$-	$-	$-	$39	$-	$168	$222

Ending balance: collectively evaluated for impairment	$151	$164	$341	$88	$136	$30	$5	$915

Loans:
Ending balance	$41,914	$13,631	$14,593	$9,468	$5,743	$2,513	$1,779	$89,641

Ending balance: individually evaluated for impairment	$145	$207	$-	$-	$319	$4	$330	$1,005

Ending balance: collectively evaluated for impairment	$41,769	$13,424	$14,593	$9,468	$5,424	$2,509	$1,449	$88,636

Internal Risk Categories

Loan grades are numbered 1 through 8. Grades 5 through 8 are considered satisfactory grades. The grade of 1, or Special Mention, represents loans of lower quality and is considered criticized. The grades of 2, or Substandard, 3, or Doubtful, and 4, or Loss refer to assets that are classified. The use and application of these grades by the Bank will be uniform and shall conform to the Bank’s policy.

Special Mention (grade 1) assets have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. Ordinarily, special mention credits have characteristics which corrective management action would remedy.

Substandard (grade 2) loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Eagle Savings Bank

Notes to Condensed Financial Statements

March 31, 2017 (Unaudited) and December 31, 2016

Three Months Ended March 31, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Doubtful (grade 3) loans classified as doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current known facts, conditions and values, highly questionable and improbable.

Loss (grade 4) loans classified as loss are considered uncollectible and of such little value that their continuance as assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off even though partial recovery may be affected in the future.

Satisfactory (grades 5 through 8) represent loans for which quality is considered to be satisfactory.

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of March 31, 2017 and December 31, 2016:

March 31, 2017 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
	(In thousands)
Rating
Satisfactory (5-8)	$43,843	$14,365	$14,308	$8,622	$5,223	$2,342	$1,899	$90,602
Special mention (1)	-	-	-	-	-	-	94	94
Substandard (2)	1,170	206	36	-	186	1	330	1,929
Doubtful (3)	-	-	-	-	-	-	-	-
Loss (4)	-	-	-	-	-	-	-	-

Total	$45,013	$14,571	$14,344	$8,622	$5,409	$2,343	$2,323	$92,625

December 31, 2016	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
	(In thousands)
Rating
Satisfactory (5-8)	$40,975	$13,424	$14,556	$9,468	$5,523	$2,509	$1,350	$87,805
Special mention (1)	-	-	-	-	-	-	99	99
Substandard (2)	939	207	37	-	220	4	330	1,737
Doubtful (3)	-	-	-	-	-	-	-	-
Loss (4)	-	-	-	-	-	-	-	-

Total	$41,914	$13,631	$14,593	$9,468	$5,743	$2,513	$1,779	$89,641

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three months ended March 31, 2017.

Eagle Savings Bank

Notes to Condensed Financial Statements

March 31, 2017 (Unaudited) and December 31, 2016

Three Months Ended March 31, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2017 and December 31, 2016:

March 31, 2017 (Unaudited)	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
	(In thousands)
Residential mortgage loans	$202	$77	$185	$464	$44,549	$45,013	$-
Commercial real estate and land loans	765	-	206	971	13,600	14,571	-
Home equity and other consumer	58		37	95	14,249	14,344	-
Residential construction loans	-	-	-	-	8,622	8,622	-
Residential mortgage loans, non-owner occupied	-	-	-	-	5,409	5,409	-
Multi-family real estate loans	-	-	-	-	2,343	2,343	-
Commercial loans	6	-	-	6	2,317	2,323	-

Total	$1,031	$77	$428	$1,536	$91,089	$92,625	$-

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
	(In thousands)
Residential mortgage loans	$191	$278	$-	$469	$41,445	$41,914	$-
Commercial real estate and land loans	-	207	-	207	13,424	13,631	-
Home equity and other consumer	104	-	50	154	14,439	14,593	-
Residential construction loans	-	-	-	-	9,468	9,468	-
Residential mortgage loans, non-owner occupied	-	-	-	-	5,743	5,743	-
Multi-family real estate loans	-	-	-	-	2,513	2,513	-
Commercial loans	-	-	-	-	1,779	1,779	-

Total	$295	$485	$50	$830	$88,811	$89,641	$-

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

Eagle Savings Bank

Notes to Condensed Financial Statements

March 31, 2017 (Unaudited) and December 31, 2016

Three Months Ended March 31, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

The following tables present impaired loans at March 31, 2017, March 31, 2016 and as of December 31, 2016:

	March 31, 2017 (Unaudited)
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Allocated	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In thousands)
Loans without an allocated allowance:
Residential mortgage loans	$-	-	$-	$-	$-
Commercial real estate and land loans	206	206	-	206	1
Home equity and other consumer	-	-	-	-	-
Residential construction loans	-	-	-	-	-
Residential mortgage loans, non-owner occupied	69	69	-	93	2
Multi-family real estate loans	1	1	-	2	-
Commercial loans	-	-	-	-	-
Loans with an allocated allowance:		-	-	-	-
Residential mortgage loans	145	145	25	145	2
Commercial real estate and land loans	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-
Residential construction loans	-	-	-	-	-
Residential mortgage loans, non-owner occupied	201	201	37	202	2
Multi-family real estate loans	-	-	-	-	-
Commercial loans	330	330	168	330	3

Total	$952	$952	$230	$978	$10

				Three Months Ended
	As of December 31, 2016			March 31, 2016
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Allocated	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In thousands)
Loans without an allocated allowance:
Residential mortgage loans	$80	$80	$-	$82	$1
Commercial real estate and land loans	207	207	-	208	2
Home equity and other consumer	-	-	-	-	-
Residential construction loans	-	-	-	-	-
Residential mortgage loans, non-owner occupied	116	116	-	266	4
Multi-family real estate loans	4	4	-	15	-
Commercial loans	-	-	-	-	-
Loans with an allocated allowance:
Residential mortgage loans	65	65	15	67	1
Commercial real estate and land loans	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-
Residential construction loans	-	-	-	-	-
Residential mortgage loans, non-owner occupied	203	203	39	209	2
Multi-family real estate loans	-	-	-	-	-
Commercial loans	330	330	168	330	4

Total	$1,005	$1,005	$222	$1,177	$14

Eagle Savings Bank

Notes to Condensed Financial Statements

March 31, 2017 (Unaudited) and December 31, 2016

Three Months Ended March 31, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Interest income recognized is not materially different than interest income that would have been recognized on a cash basis.

The following table presents the Bank’s nonaccrual loans at March 31, 2017 and December 31, 2016. This table excludes performing troubled debt restructurings.

	March 31,	December 31,
	2017	2016
	(In thousands)
Residential mortgage loans	$185	$-
Commercial real estate and land loans	206	-
Home equity and other consumer	37	50
Residential construction loans	-	-
Residential mortgage loans, non-owner occupied	-	-
Multi-family real estate loans	-	-
Commercial loans	-	-

Total	$428	$50

During the three months ended March 31, 2017 and the year ended December 31, 2016, there were no loans modified as troubled debt restructurings.

Following is a summary of troubled debt restructurings at March 31, 2017 and December 31, 2016:

	Number of Contracts	Recorded Investment
	(Dollars in thousands)
At March 31, 2017:
Residential mortgage loans	1	$79
Commercial real estate and land loans
Home equity and other consumer
Residential construction loans
Residential mortgage loans, non-owner occupied	5	270
Multi-family real estate loans	1	1
Commercial loans	1	330
	8	$680

Eagle Savings Bank

Notes to Condensed Financial Statements

March 31, 2017 (Unaudited) and December 31, 2016

Three Months Ended March 31, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

	Number of Contracts	Recorded Investment
	(Dollars in thousands)

At December 31, 2016:
Residential mortgage loans	1	$80
Commercial real estate and land loans	-	-
Home equity and other consumer	-	-
Residential construction loans	-	-
Residential mortgage loans, non-owner occupied	6	319
Multi-family real estate loans	1	4
Commercial loans	1	330
	9	$733

As of March 31, 2017, the Bank had total troubled debt restructurings of $680.  There were 6 residential mortgage loans and residential non-owner occupied loans totaling $349 in troubled debt restructurings with the largest totaling $201.  The remaining $331 in troubled debt restructurings consisted of one commercial loan for $330 and one multi-family loan for $1.  As of December 31, 2016, the Bank had total troubled debt restructurings of $733.  There were seven residential mortgage loans and residential non-owner occupied loans totaling $399 in troubled debt restructurings with the largest totaling $203.  The remaining $334 in troubled debt restructurings consisted of one commercial loan for $330 and one multi-family loan for $4. These loans were modified due to short term concessions. Eagle Savings Bank has no commitments to lend additional funds to these debtors owing receivables whose terms have been modified in troubled debt restructurings.

There were no foreclosed real estate properties or consumer mortgage loans in process of foreclosure at March 31, 2017. At December 31, 2016, foreclosed real estate includes two plots of land totaling $55.

Note 3:	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under United States Generally Accepted Accounting Principles, regulatory reporting requirements and regulatory capital standards. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulatory reporting standards, to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital (as defined), Tier I capital (as defined) and common equity Tier 1capital (as defined) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2017 and December 31, 2016 that the Bank meets all capital adequacy requirements to which it is subject.

Eagle Savings Bank

Notes to Condensed Financial Statements

March 31, 2017 (Unaudited) and December 31, 2016

Three Months Ended March 31, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

As of March 31, 2017 and December 31, 2016 the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier 1 risk-based capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Beginning in January 2016, the capital conservation buffer requirement of 0.625% of risk-weighted assets was phased-in and will increase each year until fully implemented at 2.5% in January 2019.

An institution will be subject to further limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital levels fall below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Bank’s actual capital amounts and ratios are presented in the following tables (minimum capital requirements exclude the capital conservation buffer):

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2017:

Equity	$13,703
Allowance for loan losses	1,150

Total risk-based capital
(to risk-weighted assets)	$14,853	13.6%	$8,745	8.0%	$10,931	10.0%

Tier I capital
(to risk-weighted assets)	13,703	12.5%	6,558	6.0%	8,745	8.0%

Common equity Tier I capital
(to risk-weighted assets)	13,703	12.5%	4,919	4.5%	7,105	6.5%

Tier I capital
(to adjusted total assets)	13,703	11.8%	4,641	4.0%	5,802	5.0%

Eagle Savings Bank

Notes to Condensed Financial Statements

March 31, 2017 (Unaudited) and December 31, 2016

Three Months Ended March 31, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

2016	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2016:

Equity	$13,477
Allowance for loan losses	1,137

Total risk-based capital (to risk-weighted assets)	$14,614	14.1%	$8,283	8.0%	$10,354	10.0%

Tier I capital (to risk-weighted assets)	13,477	13.0%	6,212	6.0%	8,283	8.0%

Common equity Tier I capital (to risk-weighted assets)	13,477	13.0%	4,659	4.5%	6,730	6.5%

Tier I capital (to adjusted total assets)	13,477	11.7%	4,620	4.0%	5,775	5.0%

Note 4:	Disclosure About Fair Values of Assets and Liabilities

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also specifies a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Eagle Savings Bank

Notes to Condensed Financial Statements

March 31, 2017 (Unaudited) and December 31, 2016

Three Months Ended March 31, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Nonrecurring Measurements

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and December 31, 2016:

		Fair Value Measurements Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2017	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Impaired loans (collateral dependent)	$445	$-	$-	$445
Foreclosed assets held for sale	36	-	-	36

		Fair Value Measurements Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2016	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Impaired loans (collateral dependent)	$376	$-	$-	$376
Foreclosed assets held for sale	55	-	-	55

Fair value adjustments, consisting of charge-offs or allocated allowances, on impaired loans and foreclosed assets held for sale during the three months ended March 31, 2017 and the year ended December 31, 2016 amounted to $0 and $18, respectively.

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Foreclosed Real Estate Held for Sale (Other Real Estate Owned)

Other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired. Estimated fair value of OREO is based on appraisals or evaluations. OREO is classified within Level 3 of the fair value hierarchy.

Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary. Appraisals are reviewed for accuracy and consistency by the lending department. Appraisers are selected from the list of approved appraisers maintained by management.

Eagle Savings Bank

Notes to Condensed Financial Statements

March 31, 2017 (Unaudited) and December 31, 2016

Three Months Ended March 31, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Collateral-dependent Impaired Loans, Net of ALLL

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy. The Bank considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary. Appraisals are reviewed for accuracy and consistency by the lending department. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by comparison to historical results.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation
	3/31/2017	Technique	Unobservable Inputs	Range
	(Dollars in thousands)
Impaired loans (collateral dependent)	$445	Market comparable properties	Marketability discount	10% - 15%

Foreclosed assets held for sale	36	Market comparable properties	Marketability discount	10% - 15%

	Fair Value at	Valuation
	12/31/2016	Technique	Unobservable Inputs	Range
	(Dollars in thousands)
Impaired loans (collateral dependent)	$376	Market comparable properties	Marketability discount	10% - 15%

Foreclosed assets held for sale	55	Market comparable properties	Marketability discount	10% - 15%

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheet at amounts other than fair value.

Cash and Cash Equivalents and Interest-bearing Time Deposits

The carrying amount approximates fair value.

Loans Held For Sale

The carrying amount approximates fair value due to the insignificant time between origination and date of sale. The carrying amount is the amount funded.

Loans

Fair value is estimated by discounting the future cash flows using the market rates at which similar notes would be made to borrowers with similar credit ratings and for the same remaining maturities. The market rates used are based on current rates the Bank would impose for similar loans and reflect a market participant assumption about risks associated with nonperformance, illiquidity, and the structure and term of the loans along with local economic and market conditions.

Eagle Savings Bank

Notes to Condensed Financial Statements

March 31, 2017 (Unaudited) and December 31, 2016

Three Months Ended March 31, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

FHLB Stock

Fair value is estimated at book value due to restrictions that limit the sale or transfer of such securities.

FHLB Lender Risk Account Receivable

The fair value of the Federal Home Loan Bank lender risk account receivable is estimated by discounting the estimated remaining cash flows of each strata of the receivable at current rates applicable to each strata for the same remaining maturities.

Accrued Interest Receivable and Payable

The carrying amount approximates fair value. The carrying amount is determined using the interest rate, balance and last payment date.

Deposits

Fair value of term deposits is estimated by discounting the future cash flows using rates of similar deposits with similar maturities. The market rates used were obtained from a knowledgeable independent third party and reviewed by the Bank. The rates were the average of current rates offered by local competitors of the Bank.

The estimated fair value of checking, NOW, savings and money market deposits is the book value since rates are regularly adjusted to market rates and amounts are payable on demand at the reporting date.

FHLB Advances

Fair value is estimated by discounting the future cash flows using rates of similar advances with similar maturities. These rates were obtained from current rates offered by FHLB.

Advances from Borrowers for Taxes and Insurance

The carrying amount approximates fair value.

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to sell securities is estimated based on current market prices for securities of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2017 and December 31, 2016, the fair value of such commitments was not material.

Eagle Savings Bank

Notes to Condensed Financial Statements

March 31, 2017 (Unaudited) and December 31, 2016

Three Months Ended March 31, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

The following tables present estimated fair values of the Bank’s financial instruments at March 31, 2017 and December 31, 2016.

			Fair Value Measurements Using
March 31, 2017	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets
Cash and cash equivalents	$17,078	$17,078	$17,078	$-	$-
Interest-bearing time deposits	346	346	346	-	-
Loans held for sale	4,690	4,690	-	-	4,690
Loans, net of allowance for losses	86,271	88,450	-	-	88,450
FHLB stock	728	728	-	728	-
FHLB lender risk account receivable	2,942	2,875	-	-	2,875
Interest receivable	277	277	-	277	-

Financial Liabilities
Deposits	103,091	103,316	60,507	42,809	-
FHLB advances	24	24	-	24	-
Advances from borrowers for taxes and insurance	492	492	-	492	-
Interest payable	1	1	-	1	-

			Fair Value Measurements Using
December 31, 2016	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets
Cash and cash equivalents	$19,589	$19,589	$19,589	$-	$-
Interest-bearing time deposits	346	346	346	-	-
Loans held for sale	2,732	2,732	-	-	2,732
Loans, net of allowance for losses	83,048	84,852	-	-	84,852
FHLB stock	728	728	-	728	-
FHLB lender risk account receivable	2,698	2,795	-	-	2,795
Interest receivable	270	270	-	270	-

Financial Liabilities
Deposits	100,044	99,927	58,724	41,203	-
FHLB advances	28	28	-	28	-
Advances from borrowers for taxes and insurance	716	716	-	716	-
Interest payable	1	1	-	1	-

Eagle Savings Bank

Notes to Condensed Financial Statements

March 31, 2017 (Unaudited) and December 31, 2016

Three Months Ended March 31, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Note 5:	Commitments and Credit Risk

Commitments to Originate Loans

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At March 31, 2017, the Bank had loans approved but not yet originated with fixed interest rates of 4.000% for $234 secured by one-to four-family residential real estate. At December 31, 2016, the Bank had loans approved but not yet originated with fixed interest rate ranges of 3.875% - 4.125% for $436 secured by one-to four-family residential real estate. At March 31, 2017 and December 31, 2016, the Bank had undisbursed loans in process of $5,297 with fixed interest rate ranges of 3.250% - 4.625% and $5,554 with fixed interest rate ranges of 3.250% - 4.500%, respectively. There were no adjustable rate commitments at March 31, 2017 and December 31, 2016.

Lines of Credit

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

Lines of credit at March 31, 2017 were as follows:

(In thousands)
Unused lines of credit	$2,264
Standby letters of credit	-
Unused home equity lines	10,713

Total commitments	$12,977

Eagle Savings Bank

Notes to Condensed Financial Statements

March 31, 2017 (Unaudited) and December 31, 2016

Three Months Ended March 31, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Note 6:	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year.

ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods with in that reporting period. Early application is permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. In March 2016, the FASB issued final amendments (ASU No. 2016-08 and ASU No. 2016-10) to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. In May 2016, the FASB issued final amendments (ASU No. 2016-12 and ASU 2016-11) to address narrow-scope improvements to the guidance on collectability, non-cash consideration, completed contracts at transition and to provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. Additionally, the amendments included a rescission of SEC guidance because of ASU 2014-09 related to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer. In December 2016, the FASB issued final guidance (ASU 2016-20) that allows entities not to make quantitative disclosures about performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. It also makes 12 additional technical corrections and improvements to the new revenue standard. These amendments are effective upon the adoption of ASU 2014-09. The Bank continues to assess the guidance from the FASB and the Transition Resource Group for Revenue Recognition in determining the impact of ASU 2014-09 on its accounting and disclosures. The Bank is in its preliminary stages of evaluating the impact of these amendments, although it doesn’t expect the amendments to have a significant impact to the Bank’s financial position or results of operations. The amendments could potentially impact the accounting procedures and processes over the recognition of certain revenue sources, including, but not limited to, non-interest income. The Bank is expecting to begin developing processes and procedures during 2017 to ensure it is fully compliant with these amendments at the date of adoption.

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Bank is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Bank’s financial position or results of operations since it does not have any equity securities or a valuation allowance. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. At this time the Bank cannot quantify the change in the fair value of such disclosures since the Bank is currently evaluating the full impact of the Update and is in the planning stages of developing appropriate procedures and processes to comply with the disclosure requirements of such amendments. The current accounting policies and procedures will be modified after the Bank has fully evaluated the standard to comply with the accounting changes mentioned above. For additional information on fair value of assets and liabilities, see Note 4.

Eagle Savings Bank

Notes to Condensed Financial Statements

March 31, 2017 (Unaudited) and December 31, 2016

Three Months Ended March 31, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn't convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The impact is not expected to have a material effect on the Bank’s financial position or results of operations since the Bank does not have a material amount of lease agreements. The Bank is currently in the process of fully evaluating the amendments and will subsequently implement new processes to comply with the ASU. In addition, the Bank will change its current accounting practice to comply with the amendments and such changes as mentioned above.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments.” The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity's current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Bank is currently evaluating the impact of these amendments to the Bank’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Allowance for Loan Losses (ALL) estimate is material to the Bank and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at the adoption date. The Bank is anticipating a significant change in processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider the expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Bank is expecting to begin developing and implementing processes during the next two years to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 2.

Eagle Savings Bank

Notes to Condensed Financial Statements

March 31, 2017 (Unaudited) and December 31, 2016

Three Months Ended March 31, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides cash flow statement classification guidance for certain transactions including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Bank has assessed ASU 2016-15 and does not expect a significant impact on its accounting and disclosures.

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230) – Restricted Cash.” ASU 2016-18 provides amendments to cash flow statement classification and presentation to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. The Bank has assessed ASU 2016-18 and does not expect a significant impact on its accounting and disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2017 and 2016 is intended to assist in understanding the financial condition and result of operations of the Bank. The information contained in this section should be read in conjunction with the Unaudited Condensed Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to continue to manage our operations successfully;

•	our ability to successfully implement our business plan of managed growth, diversifying our loan portfolio and increasing mortgage banking operations to improve profitability;

•	our success in increasing our commercial business, commercial real estate, construction and home equity lending;

•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	competition among depository and other financial institutions;

•	our ability to attract and maintain deposits and our success in introducing new financial products;

•	our ability to maintain our asset quality even as we increase our commercial real estate and multi-family and commercial business lending;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	changes in consumer spending, borrowing and saving habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this prospectus.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be our critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represents our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge-off experience for the last three years and expected loss given default derived from our internal risk rating process. Other qualitative adjustments are made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.

FHLB-Cincinnati Lender Risk Account Receivable. Certain loan sale transactions with the FHLB-Cincinnati provide for establishment of a Lender Risk Account (“LRA”). The LRA consists of amounts withheld from loan sale proceeds by the FHLB-Cincinnati for absorbing inherent losses that are probable on those sold loans. These withheld funds are an asset as they are scheduled to be paid to us in future years, net of any credit losses on those loans sold. The receivables are initially measured at fair value. The fair value is estimated by discounting the cash flows over the life of each master commitment contract. The accretable yield is amortized over the life of the master commitment contract. Expected cash flows are re-evaluated at each measurement date. If there is an adverse change in expected cash flows, the accretable yield would be adjusted on a prospective basis and the asset would be evaluated for impairment.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Total Assets. Total assets were $119.3 million at March 31, 2017, an increase of $3.3 million, or 2.8%, over the $116.0 million at December 31, 2016. The increase was primarily due to an increase in net loans of $3.3 million.

Net Loans. Net loans increased by $3.3 million, or 4.0%, to $86.3 million at March 31, 2017 from $83.0 million at December 31, 2016. During the three months ended March 31, 2017, we originated $22.2 million of loans, $18.8 million of which were one- to four-family residential real estate loans, and sold $12.6 million of loans in the secondary market. During the three months ended March 31, 2017, one- to four-family residential real estate loans increased $2.7 million, or 5.7%, to $50.4 million at March 31, 2017, from $47.7 million at December 31, 2016; multi-family loans decreased $170,000, or 6.8%, to $2.3 million at March 31, 2017; commercial real estate loans and land loans increased $940,000, or 6.9%, to $14.6 million at March 31, 2017; construction loans decreased $846,000, or 8.9%, to $8.6 million at March 31, 2017; home equity and other consumer loans decreased $249,000, or 1.7% to $14.3 million at March 31, 2017; and commercial loans increased $544,000, or 30.6% to $2.3 million at March 31, 2017. Increases in loan balances reflect our strategy to grow and diversify our loan portfolio. Such growth has been achieved amid strong competition for commercial real estate and one- to four-family residential mortgage loans in our market area in the current low interest rate environment. We have sold loans on a servicing released basis in transactions with the FHLB-Cincinnati, through its mortgage purchase program, and other investors. We sold $12.6 million of loans in the first three months of 2017. Loans serviced for these investors were $1.9 million at March 31, 2017. Management intends to continue this sales activity in future periods.

Interest-Bearing Deposits in Other Banks. The Bank’s investment in certificates of deposit in other banks remained unchanged at $346,000 as of March 31, 2017.

Foreclosed Assets. Foreclosed assets decreased $19,000, or 34.5%, to $36,000 at March 31, 2017 from $55,000 at December 31, 2016, as we sold $19,000 of foreclosed properties. There were no additions during the three months ended March 31, 2017 to foreclosed real estate. At March 31, 2017, our foreclosed assets were comprised of one plot of land.

Deposits. Deposits increased by $3.1 million, or 3.0%, to $103.1 million at March 31, 2017 from $100.0 million at December 31, 2016. Our core deposits, which are all deposits other than certificates of deposit, increased $1.8 million, or 3.1%, to $60.5 million at March 31, 2017 from $58.7 million at December 31, 2016. Certificates of deposit increased $1.3 million, or 3.1%, to $42.6 million at March 31, 2017 from $41.3 million at December 31, 2016. During the three months ended March 31, 2017, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Federal Home Loan Bank Advances. FHLB-Cincinnati advances decreased $4,000, or 14.3%, to $24,000 at March 31, 2017 from $28,000 at December 31, 2016. The aggregate cost of these advances was 3.33% at March 31, 2017, compared to our cost of deposits of 0.68% at that same date.

Retained Earnings. Retained earnings increased $226,000, or 1.7%, to $13.7 million at March 31, 2017 from $13.5 million at December 31, 2016. The increase resulted from net income of $226,000 during the three months ended March 31, 2017.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and March 31, 2016

General. Our net income for the three months ended March 31, 2017 was $226,000, compared to a net income of $670,000 for the three months ended March 31, 2016, a decrease of $444,000, or 66.3%. The decrease in net income was primarily due to a $653,000 decrease in noninterest income, the result of the absence of death benefit proceeds in excess of the cash surrender value of bank-owned life insurance received in the three months ended March 31, 2016. That was partially offset by a $309,000 decrease in noninterest expense, the result of the absence of a death benefit obligation paid during the three months ended March 31, 2016. There was also an $87,000 increase in interest income, a $36,000 decrease in interest expense and a $15,000 decrease in the provision for loan losses. The decrease in net income was also impacted by a provision for federal income taxes of $111,000 for the three months ended March 31, 2017, compared to an income tax credit of $127,000 for the three months ended March 31, 2016. The income tax credit for the three months ended March 31, 2016 resulted from the non-taxable proceeds from life insurance. Income before income taxes decreased $206,000 from the three months ended March 31, 2016 to the three months ended March 31, 2017.

Interest Income. Interest income increased $87,000, or 9.6%, to $994,000 for the three months ended March 31, 2017 from $907,000 for the three months ended March 31, 2016. This increase was primarily attributable to a $74,000 increase in interest income on loans receivable and an increase of $11,000 in interest income on other interest-earning deposits. The average balance of loans during the three months ended March 31, 2017 increased by $4.9 million, or 6.1%, from the average balance for the three months ended March 31, 2016, while the average yield on loans increased by ten basis points to 4.51% for the three months ended March 31, 2017 from 4.41% for the three months ended March 31, 2016. Interest income on other interest-bearing deposits, including certificates of deposit in other financial institutions, increased $11,000, or 52.4%, for the three months ended March 31, 2017, as a result of an increase in the average yield of 27 basis points, to 0.86%, and to a lesser extent, an increase in the average balance of $182,000.

Interest Expense. Total interest expense decreased $36,000, or 18.2%, to $162,000 for the three months ended March 31, 2017 from $198,000 for the three months ended March 31, 2016. Interest expense on deposit accounts decreased $4,000, or 2.4%, to $162,000 for the three months ended March 31, 2017 from $166,000 for the three months ended March 31, 2016.

Interest expense on FHLB advances decreased $32,000, or 100.0%, for the three months ended March 31, 2017 as the result of the prepayment of a $3.0 million FHLB advance in the three months ended March 31, 2016. The average balance of FHLB advances during the three months ended March 31, 2017 decreased by $752,000, or 96.8%, from the average balance for the three months ended March 31, 2016.

Net Interest Income. Net interest income increased $123,000, or 17.3%, to $832,000 for the three months ended March 31, 2017, compared to $709,000 for the three months ended March 31, 2016. The increase reflected an increase in total interest and dividend income of $87,000 and a decrease in total interest expense of $36,000. Our net interest margin increased to 3.21% for the three months ended March 31, 2017 from 2.88% for the three months ended March 31, 2016. The interest rate spread and net interest margin were impacted by rising interest rates in the three months ended March 31, 2017.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $10,000 for the three months ended March 31, 2017 and $25,000 for the three months ended March 31, 2016. The allowance for loan losses was $1.2 million, or 1.24% of total loans, at March 31, 2017, compared to $1.1 million, or 1.27% of total loans, at December 31, 2016. The provisions for loan losses in the three months ended March 31, 2017 and the three months ended March 31, 2016 were due primarily to increases in our total loan portfolio and changes in the composition of the portfolio. Total nonperforming loans were $1.1 million at March 31, 2017, compared to $783,000 at December 31, 2016. Classified and special mention loans increased to $2.0 million at March 31, 2017, compared to $1.8 million at December 31, 2016. Total loans past due 30 days or more were $1.5 million and $830,000 at March 31, 2017 and December 31, 2016, respectively. Net recoveries totaled $3,000 for the three months ended March 31, 2017, compared to $11,000 of net loans charged off for the three months ended March 31, 2016. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2017 and 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $653,000, or 50.0%, to $652,000 for the three months ended March 31, 2017 from $1.3 million for the three months ended March 31, 2016. The decrease was primarily due to the absence of death benefit proceeds in excess of the cash surrender value of bank-owned life insurance of $940,000 during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This decrease was offset by an increase in the gain on loan sale of loans in the secondary market of $291,000 during the three months ended March 31, 2017.

Non-Interest Expense. Non-interest expense decreased $309,000, or 21.4%, to $1.1 million for the three months ended March 31, 2017, compared to $1.4 million for the three months ended March 31, 2016. The decrease was due primarily to the absence of a $410,000 death benefit obligation paid during the three months ended March 31, 2016, and by a decrease of $121,000 in other non-interest expense, the result of a prepayment penalty paid on the payoff of a FHLB advance. These decreases were offset by a $220,000 increase in compensation and benefits expense. We expect that expenses will continue to increase in 2017 because employees hired during 2016 will be working for a full year in 2017 compared to just part of the year in 2016. In addition, non-interest expense can be expected to increase in the future compared to historical expense levels because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Federal Income Taxes. Federal income taxes decreased by $238,000 to an income tax expense of $111,000 for the three months ended March 31, 2017, compared to an income tax credit of $127,000 for the three months ended March 31, 2016. The income tax credit for the three months ended March 31, 2016 resulted from non-taxable proceeds from life insurance.

Average Balances and Yields

The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended March 31,
	2017			2016
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(4)	Balance	Interest	Cost(4)

Assets:
Interest Earning Assets
Loans	$84,556	$953	4.51%	$79,667	$879	4.41%
Interest bearing deposits and other	19,079	41	0.86%	18,897	28	0.59%
Total interest -earning assets	103,635	994	3.84%	98,564	907	3.68%
Total non-interest earning assets	12,394			13,965
Total assets	$116,029			$112,529

Liabilities and Equity:
Interest bearing checking	16,045	6	0.15%	16,439	13	0.32%
Savings	15,996	6	0.15%	14,152	5	0.14%
Money Market	21,399	12	0.22%	20,587	10	0.19%
CD’s	42,135	138	1.31%	41,879	138	1.32%
Total interest-bearing deposits	95,575	162	0.68%	93,057	166	0.71%
FHLB Advances	25	-	3.33%	777	32	16.47%
Total interest bearing liabilities	95,600	162	0.68%	93,834	198	0.84%
Total non-interest-bearing liabilities	6,852			5,767

Total liabilities	102,452			99,601
Total equity	13,577			12,928
Total liabilities and equity	$116,029			$112,529

Net interest income		$832			$709
Net interest rate spread(1)			3.16%			2.84%
Net interest earning assets(2)	$8,035			$4,730
Net interest margin(3)			3.21%			2.88%
Ratio of average interest-earning assets to average interest bearing liabilities	108.40%			105.04%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Average yield/cost is annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and proceeds from the sale of loans. We also have the ability to borrow from the FHLB-Cincinnati. At March 31, 2017, we had $24,000 outstanding in advances from the FHLB-Cincinnati. At March 31, 2017, we had the capacity to increase our borrowings by approximately $29.8 million from the FHLB-Cincinnati and an additional $10.0 million on a line of credit with the FHLB-Cincinnati.

While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used by operating activities was $2.1 million for the three months ended March 31, 2017, while net cash used in operating activities was $3.3 million for the three months ended March 31, 2016, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loans, was $3.3 million for the three months ended March 31, 2017, while the net cash provided by investing activities was $390,000 for the three months ended March 31, 2016, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, was $2.8 million for the three month ended March 31, 2017, while the net cash used in financing activities was $346,000 for the three months ended March 31, 2016, resulting from activity in deposit accounts and FHLB-Cincinnati advances.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2017, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $13.7 million, or 11.8% of adjusted total assets, which is above the well-capitalized required level of $5.8 million, or 5.0%; and total risk-based capital of $14.9 million, or 13.6% of risk-weighted assets, which is above the well-capitalized required level of $11.0 million, or 10.0%. Accordingly, Eagle Savings Bank was categorized as well capitalized at March 31, 2017 and December 31, 2016. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2017, we had outstanding commitments to originate loans of $18.5 million, including undisbursed funds on construction loans and funds available on undrawn lines of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature within one year from March 31, 2017 totaled $17.9 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable, as the Registrant is a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as mended) as of March 31, 2017. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Offer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2017 there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in the Eagle Financial Bancorp, Inc’s Prospectus dated May 15, 2017 (“Prospectus”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 24, 2017, including under the section titled “Risk Factors”, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At March 31, 2017, the risk factors for Eagle Financial Bancorp, Inc. have not changed materially from those reported in our Prospectus. However, the risks described in the Prospectus are not the only risks that we face.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following material from Eagle Financial Bancorp, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	June 23, 2017	By:	/s/ Gary J. Koester
Gary J. Koester
President and Chief Executive Officer

Date:	June 23, 2017	By:	/s/ Kevin R. Schramm
Kevin R. Schramm
Vice President, Chief Financial Officer and Treasurer