Form 10-Q
period 2017-06-30
Eagle Financial Bancorp, Inc.
filed 2017-08-11
CIK 1699018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 001-38162

Eagle Financial Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	(82-1340349)
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Yes ☐       No ☒

There were 1,612,808 shares of the Registrant’s common stock issued and outstanding as of August 11, 2017.

Explanatory Note

Eagle Financial Bancorp, Inc., a Maryland corporation (the “Company” or the “Registrant”), was formed on February 17, 2017 to serve as the savings and loan holding company for Eagle Savings Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion. As of June 30, 2017 the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Bank is included in this Quarterly report.

Part I. Financial Information

Item 1.	Financial Statements

Eagle Savings Bank

Condensed Balance Sheets

June 30, 2017 (Unaudited) and December 31, 2016

(Dollars in Thousands)

	June 30,	December 31,
	2017	2016
Assets

Cash and due from banks	$498	$459
Federal Reserve Bank and Federal Home Loan Bank (FHLB) demand accounts	19,663	19,130
Cash and cash equivalents	20,161	19,589
Interest-bearing time deposits in other banks	99	346
Loans held for sale	6,606	2,732
Loans, net of allowance for loan losses of $1,229 and $1,137 at June 30, 2017 and December 31, 2016, respectively	90,570	83,048
Premises and equipment - at depreciated cost	4,338	4,340
FHLB stock - at cost	736	728
Foreclosed real estate held for sale, net	-	55
Bank-owned life insurance (BOLI)	1,888	1,865
FHLB lender risk account receivable	3,050	2,698
Accrued interest receivable	282	270
Prepaid federal income taxes	-	75
Other assets	1,225	227

Total assets	$128,955	$115,973

Liabilities and Retained Earnings

Liabilities
Deposits
Noninterest-bearing	$3,782	$4,816
Interest-bearing	108,891	95,228
Total deposits	112,673	100,044

FHLB advances	17	28
Advances from borrowers for taxes and insurance	264	716
Accrued interest payable	1	1
Accrued supplemental retirement plans	973	868
Deferred federal tax liability	618	554
Accrued federal income taxes	12	-
Other liabilities	605	285

Total liabilities	115,163	102,496

Commitments and Contingencies	-	-

Retained Earnings	13,792	13,477

Total liabilities and retained earnings	$128,955	$115,973

See accompanying notes to condensed financial statements.

Eagle Savings Bank

Condensed Statements of Income and Comprehensive Income

Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Interest and Dividend Income
Interest earned on loans	$998	$927	$1,951	$1,806
Dividends on FHLB stock	9	8	18	14
Other interest-earning deposits	28	17	60	38

Total interest and dividend income	1,035	952	2,029	1,858

Interest Expense
Interest on deposits	167	177	328	343
FHLB advances	-	1	1	33
Total interest expense	167	178	329	376

Net Interest Income	868	774	1,700	1,482

Provision for Loan Losses	75	-	85	25

Net Interest Income After Provision for Loan Losses	793	774	1,615	1,457

Noninterest Income
Net gains on loan sales	493	486	1,096	797
Other service charges and fees	55	47	93	89
Death benefit proceeds in excess of cash surrender value of BOLI	-	-	-	940
Income from BOLI	11	12	23	24

Total noninterest income	559	545	1,212	1,850

Noninterest Expense
Compensation and benefits	806	556	1,547	1,076
Occupancy and equipment, net	60	51	111	112
Data processing	67	80	134	190
Legal and professional services	46	13	128	64
FDIC premium expense	9	17	9	35
Foreclosed real estate impairments and expenses, net	2	2	9	9
Franchise and other taxes	27	26	54	53
Advertising	51	85	67	106
ATM processing expense	21	24	44	43
FHLB advance prepayment penalty	-	-	-	121
Death benefit obligation expense	-	-	-	410
Other expenses	135	82	259	161

Total noninterest expense	1,224	936	2,362	2,380

Income Before Income Taxes	128	383	465	927

Income Taxes
Provision for Income taxes	39	126	150	-

Total income taxes	39	126	150	-

Net Income	$89	$257	$315	$927

See accompanying notes to condensed financial statements.

5

Eagle Savings Bank

Condensed Statements of Retained Earnings

Six Months Ended June 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Retained
Earnings
(In thousands)
Balance at December 31, 2015	$12,017

Net income	927

Balance at June 30, 2016	$12,944

Balance at December 31, 2016	$13,477

Net income	315

Balance at June 30, 2017	$13,792

See accompanying notes to condensed financial statements.

Eagle Savings Bank

Condensed Statements of Cash Flows

Six Months Ended June 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2017	2016

Operating Activities
Net income	$315	$927
Items not requiring (providing) cash:
Depreciation and amortization	108	85
Proceeds on sale of loans in the secondary market	32,888	20,380
Loans originated for sale in the secondary market	(35,666)	(22,447)
Gain on sale of loans	(1,096)	(797)
Provision for loan losses	85	25
(Gain) loss on sale of foreclosed real estate	3	(20)
Deferred federal tax liability	64	(34)
Death benefit proceeds in excess of cash surrender value of BOLI	-	(940)
Increase in cash surrender value of BOLI	(23)	(24)
Impairment on foreclosed real estate	3	3
Changes in:
FHLB lender risk account receivable	(352)	(90)
Accrued interest receivable and interest payable	(12)	(26)
Other assets and prepaid federal income taxes	(923)	34
Accrued supplemental retirement plans	105	(14)
Accrued expenses and other liabilities	332	(163)

Net cash flows used in operating activities	(4,169)	(3,101)

Investing Activities
Net decrease in interest-bearing time deposits in other banks	247	249
Net increase in loans	(7,621)	(4,006)
Purchase of FHLB stock	(8)	(1)
Purchase of premises and equipment	(92)	(8)
Proceeds from sale of foreclosed real estate	49	324
Death benefit proceeds received	-	1,485

Net cash used in investing activities	(7,425)	(1,957)

Financing Activities
Net increase in deposits	12,629	6,174
Repayment of FHLB advances	(11)	(3,015)
Net decrease in advances from borrowers for taxes and insurance	(452)	(437)

Net cash provided by financing activities	12,166	2,722

Increase (Decrease) in Cash and Cash Equivalents	572	(2,336)

Cash and Cash Equivalents, Beginning of Period	19,589	19,012

Cash and Cash Equivalents, End of Period	$20,161	$16,676

(Continued)

7

Eagle Savings Bank

Condensed Statements of Cash Flows

Six Months Ended June 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2017	2016
Supplemental Cash Flows Information:
Interest paid	$329	$376

See accompanying notes to condensed financial statements.

Eagle Savings Bank

Notes to Condensed Financial Statements

June 30, 2017 (Unaudited) and December 31, 2016

Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet of the Bank as of December 31, 2016, which has been derived from audited financial statements, and unaudited condensed financial statements of the Bank as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016, were prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Bank for the year ended December 31, 2016 included in the Registrant’s Form S-1. Reference is made to the accounting policies of the Bank described in the Notes to Financial Statements contained in the Form S-1.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed financial statements have been included to present fairly the financial position as of June 30, 2017 and the results of operations and cash flows for the three and six months ended June 30, 2017 and 2016. All interim amounts have not been audited and the results of operations for the three and six months ended June 30, 2017, herein are not necessarily indicative of the results of operations to be expected for the entire year.

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

Eagle Savings Bank

Notes to Condensed Financial Statements

June 30, 2017 (Unaudited) and December 31, 2016

Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Note 2:	Loans and Allowance for Loan Losses

The composition of the loan portfolio at June 30, 2017 and December 31, 2016 was as follows:

	June 30,	December 31,
	2017	2016
	(In thousands)
Residential mortgage loans	$48,923	$41,914
Commercial real estate and land loans	14,079	13,631
Home equity and other consumer	14,141	14,593
Residential construction loans	8,811	9,468
Residential mortgage loans, non-owner occupied	7,350	5,743
Multi-family real estate loans	1,937	2,513
Commercial loans	4,280	1,779
	99,521	89,641

Net deferred loan costs	77	98
Loans in process	(7,799)	(5,554)
Allowance for loan losses	(1,229)	(1,137)

Net loans	$90,570	$83,048

Loans serviced for the benefit of others at June 30, 2017 and December 31, 2016 amounted to $1,681 and $1,930, respectively.

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

Eagle Savings Bank

Notes to Condensed Financial Statements

June 30, 2017 (Unaudited) and December 31, 2016

Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

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

Eagle Savings Bank

Notes to Condensed Financial Statements

June 30, 2017 (Unaudited) and December 31, 2016

Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six months ended June 30, 2017 and 2016 and year ended December 31, 2016:

Six Months Ended June 30, 2017 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of year	$166	$164	$341	$88	$175	$30	$173	$1,137
Provision charged to expense	31	65	(25)	3	45	(7)	(27)	85
Losses charged off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	7	7

Balance, end of period	$197	$229	$316	$91	$220	$23	$153	$1,229

Ending balance: individually evaluated for impairment	$24	$60	$-	$-	$45	$-	$140	$269

Ending balance: collectively evaluated for impairment	$173	$169	$316	$91	$175	$23	$13	$960

Loans:
Ending balance	$48,923	$14,079	$14,141	$8,811	$7,350	$1,937	$4,280	$99,521

Ending balance: individually evaluated for impairment	$143	$213	$-	$-	$269	$-	$301	$926

Ending balance: collectively evaluated for impairment	$48,780	$13,866	$14,141	$8,811	$7,081	$1,937	$3,979	$98,595

Three Months Ended June 30, 2017 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of period	$184	$174	$335	$89	$165	$28	$175	$1,150
Provision charged to expense	13	55	(19)	2	55	(5)	(26)	75
Losses charged off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	4	4

Balance, end of period	$197	$229	$316	$91	$220	$23	$153	$1,229

Eagle Savings Bank

Notes to Condensed Financial Statements

June 30, 2017 (Unaudited) and December 31, 2016

Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Six Months Ended June 30, 2016 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of year	$151	$146	$290	$39	$204	$36	$170	$1,036
Provision charged to expense	(3)	7	1	76	(18)	(3)	(35)	25
Losses charged off	-	-	-	-	(22)	-	-	(22)
Recoveries	5	-	-	-	6	-	35	46

Balance, end of year	$153	$153	$291	$115	$170	$33	$170	$1,085

Three Months Ended June 30, 2016 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of period	$148	$147	$307	$71	$183	$35	$159	$1,050
Provision charged to expense	1	6	(16)	44	(12)	(2)	(21)	-
Losses charged off	-	-	-	-	(7)	-	-	(7)
Recoveries	4	-	-	-	6	-	32	42

Balance, end of period	$153	$153	$291	$115	$170	$33	$170	$1,085

Year Ended December 31, 2016	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of year	$151	$146	$290	$39	$204	$36	$170	$1,036
Provision charged to expense	39	18	51	49	(29)	(6)	(39)	83
Losses charged off	(35)	-	-	-	-	-	-	(35)
Recoveries	11	-	-	-	-	-	42	53

Balance, end of year	$166	$164	$341	$88	$175	$30	$173	$1,137

Ending balance: individually evaluated for impairment	$15	$-	$-	$-	$39	$-	$168	$222

Ending balance: collectively evaluated for impairment	$151	$164	$341	$88	$136	$30	$5	$915

Loans:
Ending balance	$41,914	$13,631	$14,593	$9,468	$5,743	$2,513	$1,779	$89,641

Ending balance: individually evaluated for impairment	$145	$207	$-	$-	$319	$4	$330	$1,005

Ending balance: collectively evaluated for impairment	$41,769	$13,424	$14,593	$9,468	$5,424	$2,509	$1,449	$88,636

Eagle Savings Bank

Notes to Condensed Financial Statements

June 30, 2017 (Unaudited) and December 31, 2016

Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

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

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of June 30, 2017 and December 31, 2016:

Eagle Savings Bank

Notes to Condensed Financial Statements

June 30, 2017 (Unaudited) and December 31, 2016

Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

June 30, 2017 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
	(In thousands)
Rating
Satisfactory (5-8)	$47,732	$13,866	$14,065	$8,811	$7,232	$1,937	$3,890	$97,533
Special mention (1)	-	-	-	-	-	-	89	89
Substandard (2)	1,191	213	76	-	118	-	301	1,899
Doubtful (3)	-	-	-	-	-	-	-	-
Loss (4)	-	-	-	-	-	-	-	-

Total	$48,923	$14,079	$14,141	$8,811	$7,350	$1,937	$4,280	$99,521

December 31, 2016	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
	(In thousands)
Rating
Satisfactory (5-8)	$40,975	$13,424	$14,556	$9,468	$5,523	$2,509	$1,350	$87,805
Special mention (1)	-	-	-	-	-	-	99	99
Substandard (2)	939	207	37	-	220	4	330	1,737
Doubtful (3)	-	-	-	-	-	-	-	-
Loss (4)	-	-	-	-	-	-	-	-

Total	$41,914	$13,631	$14,593	$9,468	$5,743	$2,513	$1,779	$89,641

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three and six months ended June 30, 2017.

Eagle Savings Bank

Notes to Condensed Financial Statements

June 30, 2017 (Unaudited) and December 31, 2016

Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2017 and December 31, 2016:

June 30, 2017 (Unaudited)	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
	(In thousands)
Residential mortgage loans	$220	$261	$276	$757	$48,166	$48,923	$-
Commercial real estate and land loans	-	-	213	213	13,866	14,079	-
Home equity and other consumer	36	-	-	36	14,105	14,141	-
Residential construction loans	-	-	-	-	8,811	8,811	-
Residential mortgage loans, non-owner occupied	-	-	-	-	7,350	7,350	-
Multi-family real estate loans	-	-	-	-	1,937	1,937	-
Commercial loans	-	-	-	-	4,280	4,280	-

Total	$256	$261	$489	$1,006	$98,515	$99,521	$-

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
	(In thousands)
Residential mortgage loans	$191	$278	$-	$469	$41,445	$41,914	$-
Commercial real estate and land loans	-	207	-	207	13,424	13,631	-
Home equity and other consumer	104	-	50	154	14,439	14,593	-
Residential construction loans	-	-	-	-	9,468	9,468	-
Residential mortgage loans, non-owner occupied	-	-	-	-	5,743	5,743	-
Multi-family real estate loans	-	-	-	-	2,513	2,513	-
Commercial loans	-	-	-	-	1,779	1,779	-

Total	$295	$485	$50	$830	$88,811	$89,641	$-

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

Eagle Savings Bank

Notes to Condensed Financial Statements

June 30, 2017 (Unaudited) and December 31, 2016

Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

The following tables present impaired loans at June 30, 2017, June 30, 2016 and as of December 31, 2016:

				For the Three Months Ended		For the Six Months Ended
	As of June 30, 2017			June 30, 2017		June 30, 2017
				Average		Average
		Unpaid		Investment	Interest	Investment	Interest
	Recorded	Principal	Allocated	in Impaired	Income	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized	Loans	Recognized
(In thousands)
Loans without an allocated allowance:
Residential mortgage loans	$-	$-	$-	$-	$-	$-	$-
Commercial real estate and land loans	-	-	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-	-	-
Residential construction loans	-	-	-	-	-	-	-
Residential mortgage loans, non-owner occupied	-	-	-	-	-	-	-
Multi-family real estate loans	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Loans with an allocated allowance:
Residential mortgage loans	143	143	24	144	2	145	4
Commercial real estate and land loans	213	213	60	209	-	210	1
Home equity and other consumer	-	-	-	-	-	-	-
Residential construction loans	-	-	-	-	-	-	-
Residential mortgage loans, non-owner occupied	269	269	45	270	3	294	6
Multi-family real estate loans	-	-	-	-	-	-	-
Commercial loans	301	301	140	315	6	315	9

Total	$926	$926	$269	$938	$11	$964	$20

				For the Three Months Ended		For the Six Months Ended
	As of June 30, 2016			June 30, 2016		June 30, 2016
				Average		Average
		Unpaid		Investment	Interest	Investment	Interest
	Recorded	Principal	Allocated	in Impaired	Income	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized	Loans	Recognized
(In thousands)
Loans without an allocated allowance:
Residential mortgage loans	$81	$81	$-	$82	$1	$82	$2
Commercial real estate and land loans	-	-	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-	-	-
Residential construction loans	-	-	-	-	-	-	-
Residential mortgage loans, non-owner occupied	247	247	-	252	4	261	7
Multi-family real estate loans	11	11	-	12	-	14	-
Commercial loans	-	-	-	-	-	-	-
Loans with an allocated allowance:
Residential mortgage loans	-	-	-	-	-	-	-
Commercial real estate and land loans	-	-	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-	-	-
Residential construction loans	-	-	-	-	-	-	-
Residential mortgage loans, non-owner occupied	206	206	42	207	2	208	5
Multi-family real estate loans	-	-	-	-	-	-	-
Commercial loans	330	330	168	330	6	330	10

Total	$875	$875	$210	$883	$13	$895	$24

Eagle Savings Bank

Notes to Condensed Financial Statements

June 30, 2017 (Unaudited) and December 31, 2016

Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

	As of December 31, 2016
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Allocated	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In thousands)
Loans without an allocated allowance:
Residential mortgage loans	$80	$80	$-	$81	$4
Commercial real estate and land loans	207	207	-	208	7
Home equity and other consumer	-	-	-	-	-
Residential construction loans	-	-	-	-	-
Residential mortgage loans, non-owner occupied	116	116	-	219	5
Multi-family real estate loans	4	4	-	11	1
Commercial loans	-	-	-	-	-
Loans with an allocated allowance:
Residential mortgage loans	65	65	15	66	3
Commercial real estate and land loans	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-
Residential construction loans	-	-	-	-	-
Residential mortgage loans, non-owner occupied	203	203	39	206	9
Multi-family real estate loans	-	-	-	-	-
Commercial loans	330	330	168	330	17

Total	$1,005	$1,005	$222	$1,121	$46

Interest income recognized is not materially different than interest income that would have been recognized on a cash basis.

The following table presents the Bank’s nonaccrual loans at June 30, 2017 and December 31, 2016. This table excludes performing troubled debt restructurings.

	June 30,	December 31,
	2017	2016
	(In thousands)
Residential mortgage loans	$276	$-
Commercial real estate and land loans	213	-
Home equity and other consumer	-	50
Residential construction loans	-	-
Residential mortgage loans, non-owner occupied	-	-
Multi-family real estate loans	-	-
Commercial loans	-	-

Total	$489	$50

Eagle Savings Bank

Notes to Condensed Financial Statements

June 30, 2017 (Unaudited) and December 31, 2016

Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Following is a summary of troubled debt restructurings at June 30, 2017 and December 31, 2016:

	As of June 30, 2017		As of December 31, 2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)

Residential mortgage loans	1	$79	1	$80
Commercial real estate and land loans	-	-	-	-
Home equity and other consumer	-	-	-	-
Residential construction loans	-	-	-	-
Residential mortgage loans, non-owner occupied	5	268	6	319
Multi-family real estate loans	-	-	1	4
Commercial loans	1	301	1	330
	7	$648	9	$733

As of June 30, 2017, the Bank had total troubled debt restructurings of $648.  There were six residential mortgage loans and residential non-owner occupied loans totaling $347 in troubled debt restructurings with the largest totaling $199.  The remaining $301 in troubled debt restructurings consisted of one commercial loan for $301.  As of December 31, 2016, the Bank had total troubled debt restructurings of $733.  There were seven residential mortgage loans and residential non-owner occupied loans totaling $399 in troubled debt restructurings with the largest totaling $203.  The remaining $334 in troubled debt restructurings consisted of one commercial loan for $330 and one multi-family loan for $4. These loans were modified due to short term concessions. Eagle Savings Bank has no commitments to lend additional funds to these debtors owing receivables whose terms have been modified in troubled debt restructurings. During the three months and six months ended June, 30, 2017 and 2016 there were no new troubled debt restructurings.

At June 30, 2017, the Bank had no foreclosed real estate. At December 31, 2016, foreclosed real estate included two plots of land totaling $55.

Eagle Savings Bank

Notes to Condensed Financial Statements

June 30, 2017 (Unaudited) and December 31, 2016

Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

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

Quantitative measures established by regulatory reporting standards, to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital (as defined), Tier I capital (as defined) and common equity Tier 1capital (as defined) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2017 and December 31, 2016 that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2017 and December 31, 2016 the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier 1 risk-based capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

Eagle Savings Bank

Notes to Condensed Financial Statements

June 30, 2017 (Unaudited) and December 31, 2016

Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

The Bank’s actual capital amounts and ratios are presented in the following tables (minimum capital requirements exclude the capital conservation buffer):

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2017:

Equity	$13,792
Allowance for loan losses	1,229

Total risk-based capital (to risk-weighted assets)	$15,021	13.1%	$9,163	8.0%	$11,454	10.0%

Tier I capital (to risk-weighted assets)	13,792	12.0%	6,872	6.0%	9,163	8.0%

Common equity Tier I capital (to risk-weighted assets)	13,792	12.0%	5,154	4.5%	7,445	6.5%

Tier I capital (to adjusted total assets)	13,792	11.7%	4,714	4.0%	5,893	5.0%

Eagle Savings Bank

Notes to Condensed Financial Statements

June 30, 2017 (Unaudited) and December 31, 2016

Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

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

Eagle Savings Bank

Notes to Condensed Financial Statements

June 30, 2017 (Unaudited) and December 31, 2016

Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Nonrecurring Measurements

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and December 31, 2016:

		Fair Value Measurements Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2017	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Impaired loans (collateral dependent)	$657	$-	$-	$657

		Fair Value Measurements Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2016	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Impaired loans (collateral dependent)	$376	$-	$-	$376

Foreclosed assets held for sale	55	-	-	55

Fair value adjustments, consisting of charge-offs or allocated allowances, on impaired loans and foreclosed assets held for sale during the six months ended June 30, 2017 and the year ended December 31, 2016 amounted to $47 and $18, respectively.

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

Eagle Savings Bank

Notes to Condensed Financial Statements

June 30, 2017 (Unaudited) and December 31, 2016

Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation
	6/30/2017	Technique	Unobservable Inputs	Range
	(Dollars in thousands)
Impaired loans (collateral dependent)	$657	Market comparable properties	Marketability discount	10% - 15%

	Fair Value at	Valuation
	12/31/2016	Technique	Unobservable Inputs	Range
	(Dollars in thousands)
Impaired loans (collateral dependent)	$376	Market comparable properties	Marketability discount	10% - 15%

Foreclosed assets held for sale	55	Market comparable properties	Marketability discount	10% - 15%

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

Eagle Savings Bank

Notes to Condensed Financial Statements

June 30, 2017 (Unaudited) and December 31, 2016

Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to sell securities is estimated based on current market prices for securities of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2017 and December 31, 2016, the fair value of such commitments was not material.

Eagle Savings Bank

Notes to Condensed Financial Statements

June 30, 2017 (Unaudited) and December 31, 2016

Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

The following tables present estimated fair values of the Bank’s financial instruments at June 30, 2017 and December 31, 2016.

			Fair Value Measurements Using
June 30, 2017	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets
Cash and cash equivalents	$20,161	$20,161	$20,161	$-	$-
Interest-bearing time deposits	99	99	99	-	-
Loans held for sale	6,606	6,606	-	-	6,606
Loans, net of allowance for losses	90,570	92,525	-	-	92,525
FHLB stock	736	736	-	736	-
FHLB lender risk account receivable	3,050	3,049	-	-	3,049
Interest receivable	282	282	-	282	-

Financial Liabilities
Deposits	112,673	112,557	69,541	43,016	-
FHLB advances	17	17	-	17	-
Advances from borrowers for taxes and insurance	264	264	-	264	-
Interest payable	1	1	-	1	-

			Fair Value Measurements Using
December 31, 2016	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets
Cash and cash equivalents	$19,589	$19,589	$19,589	$-	$-
Interest-bearing time deposits	346	346	346	-	-
Loans held for sale	2,732	2,732	-	-	2,732
Loans, net of allowance for losses	83,048	84,852	-	-	84,852
FHLB stock	728	728	-	728	-
FHLB lender risk account receivable	2,698	2,795	-	-	2,795
Interest receivable	270	270	-	270	-

Financial Liabilities
Deposits	100,044	99,927	58,724	41,203	-
FHLB advances	28	28	-	28	-
Advances from borrowers for taxes and insurance	716	716	-	716	-
Interest payable	1	1	-	1	-

Eagle Savings Bank

Notes to Condensed Financial Statements

June 30, 2017 (Unaudited) and December 31, 2016

Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

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

At June 30, 2017, the Bank had a loan approved but not yet originated with a variable interest rate of 3.000% for $410 secured by one-to four-family residential real estate. At December 31, 2016, the Bank had loans approved but not yet originated with fixed interest rate ranges of 3.875% - 4.125% for $436 secured by one-to four-family residential real estate. At June 30, 2017 and December 31, 2016, the Bank had undisbursed loans in process of $7,799 with fixed interest rate ranges of 3.000% - 4.625% and $5,554 with fixed interest rate ranges of 3.250% - 4.500%, respectively.

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

Lines of credit at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Unused lines of credit	$2,702	$1,699
Unused home equity lines	10,530	10,000

Total commitments	$13,232	$11,699

Eagle Savings Bank

Notes to Condensed Financial Statements

June 30, 2017 (Unaudited) and December 31, 2016

Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Note 6:	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year.

ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods with in that reporting period. Early application is permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. In March 2016, the FASB issued final amendments (ASU No. 2016-08 and ASU No. 2016-10) to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. In May 2016, the FASB issued final amendments (ASU No. 2016-12 and ASU 2016-11) to address narrow-scope improvements to the guidance on collectability, non-cash consideration, completed contracts at transition and to provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. Additionally, the amendments included a rescission of SEC guidance because of ASU 2014-09 related to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer. In December 2016, the FASB issued final guidance (ASU 2016-20) that allows entities not to make quantitative disclosures about performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. It also makes 12 additional technical corrections and improvements to the new revenue standard. These amendments are effective upon the adoption of ASU 2014-09. The Bank continues to assess the guidance from the FASB and the Transition Resource Group for Revenue Recognition in determining the impact of ASU 2014-09 on its accounting and disclosures. The Bank is in its preliminary stages of evaluating the impact of these amendments, although it doesn’t expect the amendments to have a significant impact to the Bank’s financial position or results of operations. The amendments could potentially impact the accounting procedures and processes over the recognition of certain revenue sources, including, but not limited to, non-interest income. Management is currently evaluating those revenue streams that will be impacted by the amendments. The analysis includes identification of possible performance obligations and recognition principles. The financial statement impact of this new standard cannot be reasonably estimated at this time.

In January 2016, the FASB issued ASU No. 2016-01 "Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Bank is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Bank’s financial position or results of operations since it does not have any equity securities or a valuation allowance. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. At this time the Bank cannot quantify the change in the fair value of such disclosures since the Bank is currently evaluating the full impact of the Update and is in the planning stages of developing appropriate procedures and processes to comply with the disclosure requirements of such amendments. The current accounting policies and procedures will be modified after the Bank has fully evaluated the standard to comply with the accounting changes mentioned above. For additional information on fair value of assets and liabilities, see Note 4.

Eagle Savings Bank

Notes to Condensed Financial Statements

June 30, 2017 (Unaudited) and December 31, 2016

Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

In February 2016, the FASB issued ASU No. 2016-02 "Leases (Topic 842)." ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn't convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The impact is not expected to have a material effect on the Bank’s financial position or results of operations since the Bank does not have a material amount of lease agreements. The Bank is currently in the process of fully evaluating the amendments and will subsequently implement new processes to comply with the ASU. In addition, the Bank will change its current accounting practice to comply with the amendments and such changes as mentioned above.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments." The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity's current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Bank is currently evaluating the impact of these amendments to the Bank’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Allowance for Loan Losses (ALL) estimate is material to the Bank and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at the adoption date. The Bank is anticipating a significant change in processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider the expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Bank is expecting to begin developing processes during the third quarter of 2017. Management’s attention is focused on collecting historical loan loss data, loan level data, and evaluating data capabilities to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 2.

Eagle Savings Bank

Notes to Condensed Financial Statements

June 30, 2017 (Unaudited) and December 31, 2016

Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

In August 2016, the FASB issued ASU No. 2016-15 "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides cash flow statement classification guidance for certain transactions including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Bank has assessed ASU 2016-15 and does not expect a significant impact on its accounting and disclosures.

In November 2016, the FASB issued ASU No. 2016-18 "Statement of Cash Flows (Topic 230) – Restricted Cash." ASU 2016-18 provides amendments to cash flow statement classification and presentation to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. The Bank has assessed ASU 2016-18 and does not expect a significant impact on its accounting and disclosures.

Note 7:	Plan of Conversion and Change in Corporate Form

On March 3, 2017, the Bank’s Board of Directors adopted a Plan of Conversion (the “Plan”) to convert from an Ohio-chartered mutual savings association to an Ohio-chartered savings association (the “Conversion”). Eagle Financial Bancorp, Inc., a Maryland corporation (the “Company”), was formed to become the savings and loan holding company of the Bank upon consummation of the Conversion. The Conversion was completed on July 20, 2017. In connection with the Conversion, the Company offered shares of its common stock (the “Offering”) to eligible depositors of the Bank. The Offering resulted in the sale of 1,572,808 shares of common stock and the contribution of 40,000 shares to Eagle Savings Bank Charitable Foundation, Inc. for a total of 1,612,808 common shares issued by the Company. The total shares sold include 129,024 shares subscribed for by the Eagle Savings Bank Employee Stock Ownership Plan (“ESOP), or 8% of the total shares issued in the Conversion, including shares contributed to the charitable foundation. The purchase of shares by the ESOP was funded by a loan from the Company.

The Company contributed approximately $6 million of the net proceeds of the offering to the Bank. In addition, approximately $1.3 million of the net proceeds were used to fund the loan to the employee stock ownership plan, and $5.9 million of the proceeds were retained by the Company. The cost of the Conversion and issuing the capital stock was deferred and deducted from the proceeds of the offering. Through June 30, 2017, the Bank had incurred approximately $756,000 in conversion costs, which are included in other assets on the condensed balance sheet.

At the time of the Conversion, the Bank substantially restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2017 and 2016 is intended to assist in understanding the financial condition and result of operations of the Bank. The information contained in this section should be read in conjunction with the Unaudited Condensed Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to continue to manage our operations successfully;

•	our ability to successfully implement our business plan of managed growth, diversifying our loan portfolio and increasing mortgage banking operations to improve profitability;

•	our success in increasing our commercial business, commercial real estate, construction and home equity lending;

•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	competition among depository and other financial institutions;

•	our ability to attract and maintain deposits and our success in introducing new financial products;

•	our ability to maintain our asset quality even as we increase our commercial business, commercial real estate, construction, and home equity lending;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	changes in consumer spending, borrowing and saving habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this prospectus.

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

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Total Assets. Total assets were $129.0 million at June 30, 2017, an increase of $13.0 million, or 11.2%, over the $116.0 million at December 31, 2016. The increase was primarily due to an increase in net loans of $7.5 million and an increase in loans held for sale of $3.9 million.

Net Loans. Net loans increased by $7.5 million, or 9.1%, to $90.6 million at June 30, 2017 from $83.0 million at December 31, 2016. During the six months ended June 30, 2017, we originated $43.3 million of loans and sold $32.9 million of loans in the secondary market. During the six months ended June 30, 2017, one- to four-family residential real estate loans increased $8.6 million, or 18.1%, to $56.3 million at June 30, 2017, from $47.7 million at December 31, 2016; multi-family loans decreased $576,000, or 22.9%, to $1.9 million at June 30, 2017; commercial real estate loans and land loans increased $448,000, or 3.3%, to $14.1 million at June 30, 2017; construction loans decreased $657,000, or 6.9%, to $8.8 million at June 30, 2017; home equity and other consumer loans decreased $452,000, or 3.1% to $14.1 million at June 30, 2017; and commercial loans increased $2.5 million, or 140.6% to $4.3 million at June 30, 2017. The increases in loan balances reflect our strategy to grow and diversify our loan portfolio. Such growth has been achieved amid strong competition for commercial real estate and one- to four-family residential mortgage loans in our market area in the current low interest rate environment. We have sold loans on a servicing released basis in transactions with the FHLB-Cincinnati, through its mortgage purchase program, and other investors. We sold $32.9 million of loans in the six months of 2017. Loans serviced for investors were $1.7 million at June 30, 2017. Management intends to continue this sales activity in future periods.

Interest-Bearing Deposits in Other Banks. The Bank’s investment in certificates of deposit in other banks decreased $247,000, or 71.4% to $99,000 as of June 30, 2017.

Foreclosed Assets. Foreclosed assets decreased $55,000, or 100.0%, to $0 at June 30, 2017 from $55,000 at December 31, 2016, as we sold $55,000 of foreclosed properties. There were no additions during the six months ended June 30, 2017 to foreclosed real estate.

Deposits. Deposits increased by $12.7 million, or 12.6%, to $112.7 million at June 30, 2017 from $100.0 million at December 31, 2016. This increase included approximately $12.8 million relating to subscriptions for Company common stock in connection with the Bank’s conversion from the mutual to stock form of organization. Our core deposits, which are all deposits other than certificates of deposit, increased $10.8 million, or 18.4%, to $69.5 million at June 30, 2017 from $58.7 million at December 31, 2016. Certificates of deposit increased $1.8 million, or 4.4%, to $43.1 million at June 30, 2017 from $41.3 million at December 31, 2016. During the six months ended June 30, 2017, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Federal Home Loan Bank Advances. FHLB-Cincinnati advances decreased $11,000, or 39.3%, to $17,000 at June 30, 2017 from $28,000 at December 31, 2016. The weighted average cost of these advances was 3.33% at June 30, 2017, compared to our cost of deposits of 0.67% at that same date.

Retained Earnings. Retained earnings increased $315,000, or 2.3%, to $13.8 million at June 30, 2017 from $13.5 million at December 31, 2016. The increase resulted from net income of $315,000 during the six months ended June 30, 2017.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and June 30, 2016

General. Our net income for the three months ended June 30, 2017 was $89,000, compared to a net income of $257,000 for the three months ended June 30, 2016, a decrease of $168,000, or 65.4%. The decrease in net income was primarily due to a $288,000 increase in noninterest expense, the result of an increase in compensation and employee benefits from the addition of several new employees in the second half of 2016. There was also a $75,000 increase in the provision for loan losses. The impact of these increases was partially offset by a $94,000 increase in net interest income, the result of the increase in loan balances during the three months ended June 30, 2017. There was also an $87,000 decrease in the provision for income tax expense and a $7,000 increase in gain on loan sales.

Interest Income. Interest income increased $83,000, or 8.7%, to $1.0 million for the three months ended June 30, 2017 from $952,000 for the three months ended June 30, 2016. This increase was primarily attributable to a $71,000 increase in interest income on loans receivable and an increase of $11,000 in interest income on other interest-earning deposits. The average balance of loans during the three months ended June 30, 2017 increased by $8.9 million, or 11.4%, from the average balance for the three months ended June 30, 2016. Interest income on other interest-bearing deposits, including certificates of deposit in other financial institutions, increased $11,000, or 64.7%, for the three months ended June 30, 2017, as a result of an increase in the average yield of 36 basis points, to 0.91%. We held no investment securities during the 2017 or 2016 period.

Interest Expense. Total interest expense decreased $11,000, or 6.2%, to $167,000 for the three months ended June 30, 2017 from $178,000 for the three months ended June 30, 2016. Interest expense on deposit accounts decreased $10,000, or 5.6%, to $167,000 for the three months ended June 30, 2017 from $177,000 for the three months ended June 30, 2016. The average balance of deposits during the three months ended June 30, 2017 increased by $6.9 million, or 7.5% from the average balance from the three months ended June 30, 2016. This increase is offset by a 0.10% decrease in the average cost of deposits to 0.67% from 0.77%.

Interest expense on FHLB advances decreased $1,000, or 100.0%, for the three months ended June 30, 2017. The average balance of FHLB advances during the three months ended June 30, 2017 decreased by $22,000, or 50.0%, from the average balance for the three months ended June 30, 2016.

Net Interest Income. Net interest income increased $94,000, or 12.1%, to $868,000 for the three months ended June 30, 2017, compared to $774,000 for the three months ended June 30, 2016. The increase reflected an increase in total interest and dividend income of $83,000 and a decrease in total interest expense of $11,000. Our net interest margin increased to 3.34% for the three months ended June 30, 2017 from 3.20% for the three months ended June 30, 2016. The interest rate spread and net interest margin were impacted by rising interest rates in the three months ended June 30, 2017.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $75,000 for the three months ended June 30, 2017 and $0 for the three months ended June 30, 2016. The allowance for loan losses was $1.2 million, or 1.23% of total loans, at June 30, 2017, compared to $1.1 million, or 1.27% of total loans, at December 31, 2016. The provision for loan losses in the three months ended June 30, 2017 was due primarily to increases in our total loan portfolio and changes in the composition of the portfolio. Total nonperforming loans were $1.1 million at June 30, 2017, compared to $783,000 at December 31, 2016. Classified and special mention loans increased to $2.0 million at June 30, 2017, compared to $1.8 million at December 31, 2016. Total loans past due 30 days or more were $1.0 million and $830,000 at June 30, 2017 and December 31, 2016, respectively. Net recoveries totaled $4,000 for the three months ended June 30, 2017, compared to $35,000 of net loan recovery for the three months ended June 30, 2016. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2017 and 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $14,000, or 2.6%, to $559,000 for the three months ended June 30, 2017 from $545,000 for the three months ended June 30, 2016. The increase was due to increases in the gain on sale of loans, and in other fees and service charges collected during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Non-Interest Expense. Non-interest expense increased $288,000, or 30.8%, to $1.2 million for the three months ended June 30, 2017, compared to $936,000 for the three months ended June 30, 2016. The increase was primarily the result of an increase in compensation and employee benefits from the addition of several new employees hired during the second half of 2016. We expect that those expenses will continue to increase for the full year ending December 31, 2017 compared to 2016 because employees hired during 2016 will be working for a full year in 2017 compared to just part of the year in 2016. In addition, non-interest expense can be expected to increase in the future compared to historical expense levels because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Federal Income Taxes. Federal income taxes decreased by $87,000 for the three months ended June 30, 2017, compared to an income tax expense of $126,000 for the three months ended June 30, 2016. The reduction in income tax expense for the three months ended June 30, 2017 was a direct result of the increase in non-interest expense and the resulting decrease in net income.

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

	For the Three Months Ended June 30,
	2017			2016
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (4)	Balance	Interest	Cost (4)

Assets:
Interest Earning Assets
Loans	$87,741	$998	4.55%	$78,784	$927	4.71%
Interest bearing deposits and other	16,305	37	0.91%	18,057	25	0.55%
Total interest -earning assets	104,046	1,035	3.98%	96,841	952	3.93%
Total non-interest earning assets	15,637			14,168
Total assets	$119,683			$111,009

Liabilities and Equity:
Interest bearing checking	19,049	6	0.13%	17,281	18	0.42%
Savings	16,092	6	0.15%	13,581	4	0.12%
Money Market	21,071	12	0.23%	19,448	13	0.27%
CD's	43,175	143	1.32%	42,132	142	1.35%
Total interest-bearing deposits	99,387	167	0.67%	92,442	177	0.77%
FHLB Advances	22	-	3.33%	44	1	3.33%
Total interest bearing liabilities	99,409	167	0.67%	92,486	178	0.77%
Total non-interest-bearing liabilities	6,544			5,661

Total liabilities	105,953			98,147
Total equity	13,730			12,862
Total liabilities and equity	$119,683			$111,009

Net interest income		$868			$774
Net interest rate spread (1)			3.31%			3.16%
Net interest earning assets (2)	$4,637			$4,355
Net interest margin (3)			3.34%			3.20%
Ratio of average interest-earning assets to average interest bearing liabilities	104.66%			104.71%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Average yield/cost is annualized

Comparison of Operating Results for the Six Months Ended June 30, 2017 and June 30, 2016

General. Our net income for the six months ended June 30, 2017 was $315,000, compared to a net income of $927,000 for the six months ended June 30, 2016, a decrease of $612,000, or 66.0%. The decrease in net income was primarily due to a $638,000 decrease in noninterest income, due to the absence of death benefit proceeds in excess of the cash surrender value of bank-owned life insurance of $940,000 received in the six months ended June 30, 2016, a $60,000 increase in the provision for loan losses, and an increase of $150,000 in tax expense. The negative impact of these changes was partially offset by a $218,000 increase in net interest income, the result of the increase in loan balances during the six months ended June 30, 2017, and a $299,000 increase in net gain on loans sales during the period.

Interest Income. Interest income increased $171,000, or 9.2%, to $2.0 million for the six months ended June 30, 2017 from $1.9 million for the six months ended June 30, 2016. This increase was attributable to a $145,000 increase in interest income on loans receivable and an increase of $22,000 in interest income on other interest-earning deposits. The average balance of loans during the six months ended June 30, 2017 increased by $8.0 million, or 10.3%, from the average balance for the six months ended June 30, 2016. Interest income on other interest-bearing deposits, including certificates of deposit in other financial institutions, increased $22,000, or 57.9%, for the six months ended June 30, 2017, as a result of an increase in the average yield of 34 basis points, to 0.88%. We held no investment securities during the 2017 or 2016 periods.

Interest Expense. Total interest expense decreased $47,000, or 12.5%, to $329,000 for the six months ended June 30, 2017 from $376,000 for the six months ended June 30, 2016. Interest expense on deposit accounts decreased $15,000, or 4.4%, to $328,000 for the six months ended June 30, 2017 from $343,000 for the six months ended June 31, 2016. The average balance of deposits during the six months ended June 30, 2017 increased by $6.3 million, or 7.0% from the average balance from the six months ended June 30, 2016. This increase is offset by a 0.08% decrease in the average cost of deposits to 0.67% from 0.75%.

Interest expense on FHLB advances decreased $32,000, or 97.0%, to $1,000 for the six months ended June 30, 2017 from $33,000 for the six months ended June 30, 2016. The decrease is attributable to the prepayment of a $3.0 million FHLB advance in 2016. The average balance of FHLB advances during the six months ended June 30, 2017 decreased by $1.5 million, or 98.4%, from the average balance for the six months ended June 30, 2016.

Net Interest Income. Net interest income increased $218,000, or 14.7%, to $1.7 million for the six months ended June 30, 2017, compared to $1.5 million for the six months ended June 30, 2016. The increase reflected an increase in total interest and dividend income of $171,000 and a decrease in total interest expense of $47,000. Our net interest margin increased to 3.27% for the six months ended June 30, 2017 from 3.04% for the six months ended June 30, 2016. The interest rate spread and net interest margin were impacted by rising interest rates in the six months ended June 30, 2017.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $85,000 for the six months ended June 30, 2017 and $25,000 for the six months ended June 30, 2016. The allowance for loan losses was $1.2 million, or 1.23% of total loans, at June 30, 2017, compared to $1.1 million, or 1.27% of total loans, at December 31, 2016. The provisions for loan losses in the six months ended June 30, 2017 and the six months ended June 30, 2016 were due primarily to increases in our total loan portfolio and changes in the composition of the portfolio. Total nonperforming loans were $1.1 million at June 30, 2017, compared to $783,000 at December 31, 2016. Classified and special mention loans increased to $2.0 million at June 30, 2017, compared to $1.8 million at December 31, 2016. Total loans past due 30 days or more were $1.0 million and $830,000 at March 31, 2017 and December 31, 2016, respectively. Net loan recoveries totaled $7,000 for the six months ended June 30, 2017, compared to $24,000 of net loans recoveries for the six months ended June 30, 2016. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2017 and 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $638,000, or 34.5%, to $1.2 million for the six months ended June 30, 2017 from $1.9 million for the six months ended June 30, 2016. The decrease was primarily due to the absence of death benefit proceeds in excess of the cash surrender value of bank-owned life insurance of $940,000 during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This decrease was partially offset by an increase in the gain on loan sales in the secondary market of $299,000 during the six months ended June 30, 2017.

Non-Interest Expense. Non-interest expense decreased $18,000, or 0.8%, to $2.4 million for the six months ended June 30, 2017, compared to $2.4 million for the six months ended June 30, 2016. The decrease was due primarily to the absence of a $410,000 death benefit obligation paid during the six months ended June 30, 2016, and by a decrease of $121,000 in the FHLB prepayment penalty, the result of a payoff of a FHLB advance. These decreases were offset by a $471,000 increase in compensation and benefits expense. We expect that expenses will continue to increase for the full year ending December 31, 2017 compared to 2016 because employees hired during 2016 will be working for a full year in 2017 compared to just part of the year in 2016. In addition, non-interest expense can be expected to increase in the future compared to historical expense levels because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Federal Income Taxes. Federal income taxes increased to $150,000 for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase in income tax expense for the six months ended June 30, 2017 resulted from non-taxable proceeds from life insurance during the six months ended June 30, 2016.

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

	For the Six Months Ended June 30,
	2017			2016
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (4)	Balance	Interest	Cost (4)

Assets:
Interest Earning Assets
Loans	$86,152	$1,951	4.53%	$78,082	$1,806	4.63%
Interest bearing deposits and other	17,679	78	0.88%	19,402	52	0.54%
Total interest -earning assets	103,831	2,029	3.91%	97,484	1,858	3.81%
Total non-interest earning assets	14,027			13,276
Total assets	$117,858			$110,760

Liabilities and Equity:
Interest bearing checking	17,616	12	0.14%	16,853	31	0.37%
Savings	16,042	12	0.15%	13,492	10	0.15%
Money Market	21,238	24	0.23%	19,078	23	0.24%
CD's	42,655	280	1.31%	41,781	279	1.34%
Total interest-bearing deposits	97,551	328	0.67%	91,204	343	0.75%
FHLB Advances	24	1	3.33%	1,530	33	4.31%
Total interest bearing liabilities	97,575	329	0.67%	92,734	376	0.81%
Total non-interest-bearing liabilities	6,630			5,418

Total liabilities	104,205			98,152
Total equity	13,653			12,608
Total liabilities and equity	$117,858			$110,760

Net interest income		$1,700			$1,482
Net interest rate spread (1)			3.24%			3.00%
Net interest earning assets (2)	$6,256			$4,750
Net interest margin (3)			3.27%			3.04%
Ratio of average interest-earning assets to average interest bearing liabilities	106.41%			105.12%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Average yield/cost is annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and proceeds from the sale of loans. We also have the ability to borrow from the FHLB-Cincinnati. At June 30, 2017, we had $17,000 outstanding in advances from the FHLB-Cincinnati. At June 30, 2017, we had the capacity to increase our borrowings by approximately $29.8 million from the FHLB-Cincinnati and an additional $10.0 million on a line of credit with the FHLB-Cincinnati.

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

 Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used by operating activities was $4.2 million for the six months ended June 30, 2017, while net cash used in operating activities was $3.1 million for the six months ended June 30, 2016, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loans, was $7.4 million for the six months ended June 30, 2017, while the net cash used by investing activities was $2.0 million for the six months ended June 30, 2016, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, was $12.1 million for the six month ended June 30, 2017, while the net cash provided by financing activities was $2.7 million for the six months ended June 30, 2016, resulting from activity in deposit accounts and FHLB-Cincinnati advances.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2017, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $13.8 million, or 11.7% of adjusted total assets, which is above the well-capitalized required level of $5.9 million, or 5.0%; and total risk-based capital of $15.0 million, or 13.1% of risk-weighted assets, which is above the well-capitalized required level of $11.5 million, or 10.0%. Accordingly, Eagle Savings Bank was categorized as well capitalized at June 30, 2017 and December 31, 2016. In addition, our capital levels increased as a result of the July 20, 2017 consummation of the Bank’s mutual to stock conversion and related offering of the Company. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2017, we had outstanding commitments to originate loans of $18.4 million, including undisbursed funds on construction loans and funds available on undrawn lines of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature within one year from June 30, 2017 totaled $18.9 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as mended) as of June 30, 2017. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Offer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2017 there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in the Eagle Financial Bancorp, Inc’s Prospectus dated May 15, 2017 (“Prospectus”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 24, 2017, including under the section titled “Risk Factors”, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At June 30, 2017, the risk factors for Eagle Financial Bancorp, Inc. have not changed materially from those reported in our Prospectus. However, the risks described in the Prospectus are not the only risks that we face.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.0	The following material from Eagle Financial Bancorp, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 11, 2017	By:	/s/Gary J. Koester
Gary J. Koester
President and Chief Executive Officer

Date:	August 11, 2017	By:	/s/Kevin R. Schramm
Kevin R. Schramm
Vice President, Chief Financial Officer and Treasurer

