Form 10-Q
period 2017-09-30
Eagle Financial Bancorp, Inc.
filed 2017-11-09
CIK 1699018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒        No ☐

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

Yes ☐        No ☒

There were 1,612,808 shares of the Registrant’s common stock issued and outstanding as of November 9, 2017.

Part I. Financial Information

Item 1.	Financial Statements

Eagle Financial Bancorp, Inc.

Condensed Consolidated Balance Sheets

September 30, 2017 (Unaudited) and December 31, 2016

(Dollars in Thousands)

	September 30,	December 31,
	2017	2016
Assets

Cash and due from banks	$368	$459
Federal Reserve Bank and Federal Home Loan Bank (FHLB) demand accounts	12,341	19,130
Cash and cash equivalents	12,709	19,589
Interest-bearing time deposits in other banks	3,585	346
Loans held for sale	6,387	2,732
Loans, net of allowance for loan losses of $1,167 and $1,137 at September 30, 2017 and December 31, 2016, respectively	96,130	83,048
Premises and equipment - at depreciated cost	4,372	4,340
FHLB stock - at cost	736	728
Foreclosed real estate held for sale, net	-	55
Bank-owned life insurance (BOLI)	1,900	1,865
FHLB lender risk account receivable	3,107	2,698
Accrued interest receivable	294	270
Prepaid federal income taxes	-	75
Other assets	364	227

Total assets	$129,584	$115,973

Liabilities and Shareholders' Equity

Liabilities
Deposits
Noninterest-bearing	$4,323	$4,816
Interest-bearing	95,524	95,228
Total deposits	99,847	100,044

FHLB advances	13	28
Advances from borrowers for taxes and insurance	553	716
Accrued interest payable	1	1
Accrued supplemental retirement plans	1,027	868
Deferred federal tax liability	470	554
Other liabilities	635	285

Total liabilities	102,546	102,496

Shareholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 1,612,808 shares issued and outstanding	16	-
Additional paid-in capital	14,708	-
Retained earnings	13,572	13,477
Unearned Employee Stock Ownership Plan ("ESOP") shares	(1,258)	-
Total shareholders' equity	27,038	13,477

Total liabilities and shareholders' equity	$129,584	$115,973

See accompanying notes to condensed financial statements.

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Interest and Dividend Income
Interest earned on loans	$1,079	$942	$3,030	$2,748
Dividends on FHLB stock	11	7	29	22
Other interest-earning deposits	60	20	119	58

Total interest and dividend income	1,150	969	3,178	2,828

Interest Expense
Interest on deposits	167	180	494	523
FHLB advances	-	1	1	33
Total interest expense	167	181	495	556

Net Interest Income	983	788	2,683	2,272

Provision for Loan Losses	17	40	102	65

Net Interest Income After Provision for Loan Losses	966	748	2,581	2,207

Noninterest Income
Net gains on loan sales	448	666	1,543	1,463
Other service charges and fees	56	59	149	141
Death benefit proceeds in excess of cash surrender value of BOLI	-	-	-	940
Income from BOLI	12	12	35	36

Total noninterest income	516	737	1,727	2,580

Noninterest Expense
Compensation and benefits	849	654	2,396	1,730
Occupancy and equipment, net	59	57	170	168
Data processing	72	76	206	266
Legal and professional services	76	46	204	109
FDIC premium expense	10	10	19	44
Foreclosed real estate impairments and expenses, net	-	13	9	20
Franchise and other taxes	27	29	81	81
Advertising	34	42	101	148
ATM processing expense	21	26	64	69
FHLB advance prepayment penalty	-	-	-	121
Death benefit obligation expense	-	-	-	410
Charitable contributions	503	3	508	10
Other expenses	134	91	388	245

Total noninterest expense	1,785	1,047	4,146	3,421

Income (Loss) Before Income Taxes (Benefit)	(303)	438	162	1,366

Income Taxes
Provision for Income taxes (benefit)	(83)	146	67	147

Total income taxes (benefit)	(83)	146	67	147

Net Income (Loss)	$(220)	$292	$95	$1,219

See accompanying notes to condensed financial statements.

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

		Additional		Unearned
	Common	Paid-In	Retained	ESOP
	Stock	Capital	Earnings	Shares	Total
	(In thousands)
Balance at December 31, 2015	$-	$-	$12,017	$-	$12,017

Net income	-	-	1,219	-	1,219

Balance at September 30, 2016			$13,236	$-	$13,236

Balance at December 31, 2016	$-	$-	$13,477	$-	$13,477
Net income	-	-	95	-	95
Proceeds from issuance of 1,612,808 shares of common stock	16	14,689		(1,290)	13,415
ESOP shares earned	-	19		32	51
Balance at September 30, 2017	$16	$14,708	$13,572	$(1,258)	$27,038

See accompanying notes to condensed financial statements.

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2017	2016

Operating Activities
Net income	$95	$1,219
Items not requiring (providing) cash:
Depreciation and amortization	166	128
Proceeds on sale of loans in the secondary market	51,819	59,544
Loans originated for sale in the secondary market	(53,931)	(61,680)
Gain on sale of loans	(1,543)	(1,463)
ESOP compensation expense	51	-
Provision for loan losses	102	65
(Gain) loss on sale of foreclosed real estate	3	(17)
Deferred federal tax liability	(84)	(48)
Death benefit proceeds in excess of cash surrender value of BOLI	-	(940)
Increase in cash surrender value of BOLI	(35)	(36)
Impairment on foreclosed real estate	3	3
Changes in:
FHLB lender risk account receivable	(409)	(229)
Accrued interest receivable and interest payable	(24)	(10)
Other assets and prepaid federal income taxes	(62)	(110)
Accrued supplemental retirement plans	158	28
Accrued expenses and other liabilities	351	203

Net cash flows used in operating activities	(3,340)	(3,343)

Investing Activities
Net (increase) decrease in interest-bearing time deposits in other banks	(3,239)	496
Net increase in loans	(13,209)	(4,708)
Purchase of FHLB stock	(8)	(1)
Purchase of premises and equipment	(173)	(11)
Proceeds from sale of foreclosed real estate	49	376
Death benefit proceeds received	-	1,485

Net cash used in investing activities	(16,580)	(2,363)

Financing Activities
Net increase (decrease) in deposits	(197)	7,050
Repayment of FHLB advances	(15)	(3,019)
Proceeds form issuance of common stock	13,415	-
Net decrease in advances from borrowers for taxes and insurance	(163)	(197)

Net cash provided by financing activities	13,040	3,834

Decrease in Cash and Cash Equivalents	(6,880)	(1,872)

Cash and Cash Equivalents, Beginning of Period	19,589	19,012

Cash and Cash Equivalents, End of Period	$12,709	$17,140

(Continued)

6

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2017	2016
Supplemental Cash Flows Information:
Interest paid	$495	$556
Income taxes paid	90	-

See accompanying notes to condensed financial statements.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 (Unaudited) and December 31, 2016

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

General

Eagle Financial Bancorp, Inc. (the “Company”), a Maryland corporation and registered bank holding company, was formed on February 21, 2017 to become the bank holding company for Eagle Savings Bank (the “Bank”). The Bank, an Ohio chartered savings and loan association, completed its mutual-to-stock conversion on July 20, 2017. In connection with the Bank’s conversion, the Company acquired 100% ownership of the Bank and the Company offered and sold 1,572,808 shares of its common stock at $10.0 per share, for gross offering proceeds of $15,728. The cost of the conversion and issuance of common stock was approximately $1,423, which was deducted from the gross offering proceeds. The Company also contributed 40,000 shares of its common stock and $100,000 of cash to Eagle Savings Bank Charitable Foundation (the “Foundation”), a charitable foundation formed in connection with the Bank’s conversion. The Bank’s employee stock ownership plan (“ESOP”) purchased 129,024 shares of the common stock sold by the Company, which was 8% of the 1,612,808 shares of common stock issued by the Company, including the shares contributed to the Foundation. The ESOP purchased the shares using a loan from the Company. The Company contributed $7,153 of the net proceeds from the offering to the Bank, loaned $1,290 of the net proceeds to the ESOP, contributed $100 to the Foundation and retained approximately $5,763 of the net proceeds.

Following the Bank’s conversion, voting rights are held and exercised exclusively by the shareholders of the holding company. Deposit account holders continue to be insured by the FDIC. A liquidation account was established in an amount equal to the Bank’s total equity as of the latest balance sheet date in the final offering circular used in the conversion. Each eligible account holder or supplemental account holder are entitled to a proportionate share of this account in the event of a complete liquidation of the Bank, and only in such event. This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after conversion in the related deposit balance.

The Bank may not pay a dividend on its capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. In addition, the stock holding company will be subject to certain regulations related to the repurchase of its capital stock.

The Conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

Basis of Presentation and Consolidation

The condensed consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017, include Eagle Financial Bancorp, Inc. and the Bank, its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation. The financial statements as of December 31, 2016 and for the three and nine months ended September 30, 2016 represent the Bank only, as the conversion to stock form, including the formation the Company was completed on July 20, 2017. References herein to the Company for periods prior to the completion of the stock conversion should be deemed to refer to the Bank.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 (Unaudited) and December 31, 2016

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

The accompanying condensed balance sheet of the Bank as of December 31, 2016, which has been derived from audited financial statements, and unaudited condensed financial statements of the Bank as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016, were prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Bank for the year ended December 31, 2016 included in the Registrant’s Form S-1. Reference is made to the accounting policies of the Bank described in the Notes to Financial Statements contained in the Form S-1.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed financial statements have been included to present fairly the financial position as of September 30, 2017 and the results of operations and cash flows for the three and nine months ended September 30, 2017 and 2016. All interim amounts have not been audited and the results of operations for the three and six months ended September 30, 2017, herein are not necessarily indicative of the results of operations to be expected for the entire year.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, FHLB lender risk account receivable, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and fair values of financial instruments.

Earnings (Loss) Per Share

Based on the accounting method used for the recording of the common stock transaction, including the funding of Eagle Financial Bancorp, Inc. on July 20, 2017, together with the methods and computations for calculating the weighted-average number of related outstanding shares and loss per share for the three and nine months ended September 30, 2017, the computation of earnings (loss) per share would not provide meaningful information to readers of the accompanying condensed consolidated financial statements. Therefore, such presentation is not included for such periods.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 (Unaudited) and December 31, 2016

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Note 2:	Loans and Allowance for Loan Losses

The composition of the loan portfolio at September 30, 2017 and December 31, 2016 was as follows:

	September 30,	December 31,
	2017	2016
	(In thousands)
Residential mortgage loans	$52,663	$41,914
Commercial real estate and land loans	14,485	13,631
Home equity and other consumer	13,009	14,593
Residential construction loans	8,249	9,468

Residential mortgage loans, non-owner occupied	7,504	5,743
Multi-family real estate loans	2,357	2,513
Commercial loans	6,105	1,779
	104,372	89,641

Net deferred loan costs	67	98
Loans in process	(7,142)	(5,554)
Allowance for loan losses	(1,167)	(1,137)

Net loans	$96,130	$83,048

Loans serviced for the benefit of others at September 30, 2017 and December 31, 2016 amounted to $2,223 and $1,930, respectively.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 (Unaudited) and December 31, 2016

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 (Unaudited) and December 31, 2016

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine months ended September 30, 2017 and 2016 and year ended December 31, 2016:

Nine Months Ended September 30, 2017 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of year	$166	$164	$341	$88	$175	$30	$173	$1,137
Provision charged to expense	46	108	(54)	(3)	28	(2)	(21)	102
Losses charged off	(10)	(73)	-	-	-	-	-	(83)
Recoveries	1	-	-	-	-	-	10	11

Balance, end of period	$203	$199	$287	$85	$203	$28	$162	$1,167

Ending balance: individually evaluated for impairment	$22	$-	$-	$-	$34	$-	$139	$195

Ending balance: collectively evaluated for impairment	$181	$199	$287	$85	$169	$28	$23	$972

Loans:
Ending balance	$52,663	$14,485	$13,009	$8,249	$7,504	$2,357	$6,105	$104,372

Ending balance: individually evaluated for impairment	$142	$148	$-	$-	$258	$-	$301	$849

Ending balance: collectively evaluated for impairment	$52,521	$14,337	$13,009	$8,249	$7,246	$2,357	$5,804	$103,523

Three Months Ended September 30, 2017 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of period	$197	$229	$316	$91	$220	$23	$153	$1,229
Provision charged to expense	15	43	(29)	(6)	(17)	5	6	17
Losses charged off	(10)	(73)	-	-	-	-	-	(83)
Recoveries	1	-	-	-	-	-	3	4

Balance, end of period	$203	$199	$287	$85	$203	$28	$162	$1,167

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 (Unaudited) and December 31, 2016

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Nine Months Ended September 30, 2016 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of year	$151	$146	$290	$39	$204	$36	$170	$1,036
Provision charged to expense	3	(5)	36	62	10	(4)	(37)	65
Losses charged off	-	-	-	-	(33)	-	-	(33)
Recoveries	5	-	-	-	6	-	39	50

Balance, end of year	$159	$141	$326	$101	$187	$32	$172	$1,118

Three Months Ended September 30, 2016 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of period	$153	$153	$291	$115	$170	$33	$170	$1,085
Provision charged to expense	6	(12)	35	(14)	28	(1)	(2)	40
Losses charged off	-	-	-	-	(11)	-	-	(11)
Recoveries	-	-	-	-	-	-	4	4

Balance, end of period	$159	$141	$326	$101	$187	$32	$172	$1,118

Year Ended December 31, 2016	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of year	$151	$146	$290	$39	$204	$36	$170	$1,036
Provision charged to expense	39	18	51	49	(29)	(6)	(39)	83
Losses charged off	(35)	-	-	-	-	-	-	(35)
Recoveries	11	-	-	-	-	-	42	53

Balance, end of year	$166	$164	$341	$88	$175	$30	$173	$1,137

Ending balance: individually evaluated for impairment	$15	$-	$-	$-	$39	$-	$168	$222

Ending balance: collectively evaluated for impairment	$151	$164	$341	$88	$136	$30	$5	$915

Loans:
Ending balance	$41,914	$13,631	$14,593	$9,468	$5,743	$2,513	$1,779	$89,641

Ending balance: individually evaluated for impairment	$145	$207	$-	$-	$319	$4	$330	$1,005

Ending balance: collectively evaluated for impairment	$41,769	$13,424	$14,593	$9,468	$5,424	$2,509	$1,449	$88,636

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 (Unaudited) and December 31, 2016

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 (Unaudited) and December 31, 2016

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of September 30, 2017 and December 31, 2016:

September 30, 2017 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
	(In thousands)
Rating
Satisfactory (5-8)	$52,047	$14,172	$12,899	$8,249	$6,634	$2,357	$5,707	$102,065
Special mention (1)	-	-	-	-	-	-	-	-
Substandard (2)	616	313	110	-	870	-	398	2,307
Doubtful (3)	-	-	-	-	-	-	-	-
Loss (4)	-	-	-	-	-	-	-	-

Total	$52,663	$14,485	$13,009	$8,249	$7,504	$2,357	$6,105	$104,372

December 31, 2016	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
	(In thousands)
Rating
Satisfactory (5-8)	$40,975	$13,424	$14,556	$9,468	$5,523	$2,509	$1,350	$87,805
Special mention (1)	-	-	-	-	-	-	99	99
Substandard (2)	939	207	37	-	220	4	330	1,737
Doubtful (3)	-	-	-	-	-	-	-	-
Loss (4)	-	-	-	-	-	-	-	-

Total	$41,914	$13,631	$14,593	$9,468	$5,743	$2,513	$1,779	$89,641

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three and nine months ended September 30, 2017.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 (Unaudited) and December 31, 2016

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2017 and December 31, 2016:

September 30, 2017 (Unaudited)	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
	(In thousands)
Residential mortgage loans	$393	$44	$87	$524	$52,139	$52,663	$-
Commercial real estate and land loans	-	-	148	148	14,337	14,485	-
Home equity and other consumer	-	-	-	-	13,009	13,009	-
Residential construction loans	-	-	-	-	8,249	8,249	-
Residential mortgage loans, non-owner occupied	69	-	-	69	7,435	7,504	-
Multi-family real estate loans	-	-	-	-	2,357	2,357	-
Commercial loans	-	-	-	-	6,105	6,105	-

Total	$462	$44	$235	$741	$103,631	$104,372	$-

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
	(In thousands)
Residential mortgage loans	$191	$278	$-	$469	$41,445	$41,914	$-
Commercial real estate and land loans	-	207	-	207	13,424	13,631	-
Home equity and other consumer	104	-	50	154	14,439	14,593	-
Residential construction loans	-	-	-	-	9,468	9,468	-
Residential mortgage loans, non-owner occupied	-	-	-	-	5,743	5,743	-
Multi-family real estate loans	-	-	-	-	2,513	2,513	-
Commercial loans	-	-	-	-	1,779	1,779	-

Total	$295	$485	$50	$830	$88,811	$89,641	$-

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 (Unaudited) and December 31, 2016

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

The following tables present impaired loans at September 30, 2017, September 30, 2016 and as of December 31, 2016:

				For the Three Months Ended		For the Nine Months Ended
	As of September 30, 2017			September 30, 2017		September 30, 2017
				Average		Average
		Unpaid		Investment	Interest	Investment	Interest
	Recorded	Principal	Allocated	in Impaired	Income	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized	Loans	Recognized
(In thousands)
Loans without an allocated allowance:
Residential mortgage loans	$-	$-	$-	$-	$-	$-	$-
Commercial real estate and land loans	148	148	-	180	-	214	1
Home equity and other consumer	-	-	-	-	-	-	-
Residential construction loans	-	-	-	-	-	-	-
Residential mortgage loans, non-owner occupied	60	60	-	65	1	93	3
Multi-family real estate loans	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Loans with an allocated allowance:
Residential mortgage loans	142	142	22	143	1	144	5
Commercial real estate and land loans	-	-	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-	-	-
Residential construction loans	-	-	-	-	-	-	-
Residential mortgage loans, non-owner occupied	198	198	34	199	2	200	7
Multi-family real estate loans	-	-	-	-	-	-	-
Commercial loans	301	301	139	301	4	315	13

Total	$849	$849	$195	$888	$8	$966	$29

				For the Three Months Ended		For the Nine Months Ended
	As of September 30, 2016			September 30, 2016		September 30, 2016
				Average		Average
		Unpaid		Investment	Interest	Investment	Interest
	Recorded	Principal	Allocated	in Impaired	Income	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized	Loans	Recognized
	(In thousands)
Loans without an allocated allowance:
Residential mortgage loans	$81	$81	$-	$81	$1	$82	$3
Commercial real estate and land loans	205	205	-	205	1	207	5
Home equity and other consumer	-	-	-	-	-	-	-
Residential construction loans	-	-	-	-	-	-	-
Residential mortgage loans, non-owner occupied	203	203	-	225	-	239	-
Multi-family real estate loans	7	7	-	9	-	12	-
Commercial loans	-	-	-	-	-	-	-
Loans with an allocated allowance:
Residential mortgage loans	66	66	15	66	1	67	3
Commercial real estate and land loans	-	-	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-	-	-
Residential construction loans	-	-	-	-	-	-	-
Residential mortgage loans, non-owner occupied	238	238	44	239	3	241	8
Multi-family real estate loans	-	-	-	-	-	-	-
Commercial loans	330	330	168	330	3	330	13

Total	$1,130	$1,130	$227	$1,155	$9	$1,178	$32

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 (Unaudited) and December 31, 2016

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

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

The following table presents the Bank’s nonaccrual loans at September 30, 2017 and December 31, 2016. This table excludes performing troubled debt restructurings.

	September 30,	December 31,
	2017	2016
	(In thousands)
Residential mortgage loans	$87	$-
Commercial real estate and land loans	148	-
Home equity and other consumer	-	50
Residential construction loans	-	-
Residential mortgage loans, non-owner occupied	-	-
Multi-family real estate loans	-	-
Commercial loans	-	-

Total	$235	$50

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 (Unaudited) and December 31, 2016

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Following is a summary of troubled debt restructurings at September 30, 2017 and December 31, 2016:

	As of September 30, 2017		As of December 31, 2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)

Residential mortgage loans	1	$78	1	$80
Commercial real estate and land loans	-	-	-	-
Home equity and other consumer	-	-	-	-
Residential construction loans	-	-	-	-
Residential mortgage loans, non-owner occupied	5	257	6	319
Multi-family real estate loans	-	-	1	4
Commercial loans	1	301	1	330
	7	$636	9	$733

As of September 30, 2017, the Bank had total troubled debt restructurings of $636.  There were six residential mortgage loans and residential non-owner occupied loans totaling $335 in troubled debt restructurings with the largest totaling $78.  The remaining $301 in troubled debt restructurings consisted of one commercial loan.  As of December 31, 2016, the Bank had total troubled debt restructurings of $733.  There were seven residential mortgage loans and residential non-owner occupied loans totaling $399 in troubled debt restructurings with the largest totaling $203.  The remaining $334 in troubled debt restructurings consisted of one commercial loan for $330 and one multi-family loan for $4. These loans were modified due to short term concessions. Eagle Savings Bank has no commitments to lend additional funds to these debtors owing receivables whose terms have been modified in troubled debt restructurings. During the three months and nine months ended September, 30, 2017 there were no new troubled debt restructurings.

At September 30, 2017, the Bank had no foreclosed real estate. At December 31, 2016, foreclosed real estate included two plots of land totaling $55.

Note 3:	Employee Stock Ownership Plan (“ESOP”)

Employees participate in an ESOP. You become a participant with respect to non-elective contributions on the first day of the calendar month coincident with or next following the date you attain age 21 and you complete one (1) year of eligibility service, provided that you are an eligible employee on that date. The ESOP borrowed from the Company to purchase 129,024 shares of the Company’s common stock at $10 per share on July 20, 2017. The Company may make discretionary contributions to the ESOP and pay dividends on unallocated shares to the ESOP, the ESOP uses funds it receives to repay the loan. The Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent the fair value of the ESOP shares released differs from the cost of the shares, such amount is charged to or credited to equity as additional paid-in capital. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Any dividends on allocated shares increase participant accounts. Participants receive the shares at the end of employment.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 (Unaudited) and December 31, 2016

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

During the three and nine months ended September 30, 2017, $1,290 was contributed to the ESOP. The expense recognized for the three and nine months ended September 30, 2017 was $51 and is reported in compensation and benefits.

ESOP shares at September 30, 2017 are summarized as follows:

Nine Months
Ended
September 30,
2017

Allocated	-
Committed to be released to participants	3,226
Unearned	125,798

Total ESOP shares	129,024

The aggregate fair value of the 125,798 unearned shares was $2.0 million based on the closing price of common stock of $15.83 per share on September 30, 2017.

In the event the ESOP is unable to satisfy the obligations to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to repurchase the shares.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 (Unaudited) and December 31, 2016

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Note 4:	Regulatory Matters

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

Quantitative measures established by regulatory reporting standards, to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital (as defined), Tier I capital (as defined) and common equity Tier 1capital (as defined) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2017 and December 31, 2016 that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2017 and December 31, 2016 the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier 1 risk-based capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 (Unaudited) and December 31, 2016

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

The Bank’s actual capital amounts and ratios are presented in the following tables (minimum capital requirements exclude the capital conservation buffer):

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2017:

Equity	$19,880
Allowance for loan losses	1,167

Total risk-based capital (to risk-weighted assets)	$21,047	17.9%	$9,425	8.0%	$11,781	10.0%

Tier I capital (to risk-weighted assets)	19,880	16.9%	7,069	6.0%	9,425	8.0%

Common equity Tier I capital (to risk-weighted assets)	19,880	16.9%	5,301	4.5%	7,658	6.5%

Tier I capital (to adjusted total assets)	19,880	15.4%	5,153	4.0%	6,441	5.0%

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 (Unaudited) and December 31, 2016

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2016:

Equity	$13,477
Allowance for loan losses	1,137

Total risk-based capital (to risk-weighted assets)	$14,614	14.1%	$8,283	8.0%	$10,354	10.0%

Tier I capital (to risk-weighted assets)	13,477	13.0%	6,212	6.0%	8,283	8.0%

Common equity Tier I capital (to risk-weighted assets)	13,477	13.0%	4,659	4.5%	6,730	6.5%

Tier I capital (to adjusted total assets)	13,477	11.7%	4,620	4.0%	5,775	5.0%

Note 5:	Disclosure About Fair Values of Assets and Liabilities

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 (Unaudited) and December 31, 2016

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Nonrecurring Measurements

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and December 31, 2016:

		Fair Value Measurements Using
September 30, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (collateral dependent)	$654	$-	$-	$654

		Fair Value Measurements Using
December 31, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (collateral dependent)	$376	$-	$-	$376
Foreclosed assets held for sale	55	-	-	55

Fair value adjustments, consisting of charge-offs or allocated allowances, on impaired loans and foreclosed assets held for sale during the nine months ended September 30, 2017 and the year ended December 31, 2016 amounted to $83 and $18, respectively.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 (Unaudited) and December 31, 2016

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation
	9/30/2017	Technique	Unobservable Inputs	Range
	(Dollars in thousands)
Impaired loans (collateral dependent)	$654	Market comparable properties	Marketability discount	10% - 15%

	Fair Value at	Valuation
	12/31/2016	Technique	Unobservable Inputs	Range
	(Dollars in thousands)
Impaired loans (collateral dependent)	$376	Market comparable properties	Marketability discount	10% - 15%

Foreclosed assets held for sale	55	Market comparable properties	Marketability discount	10% - 15%

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 (Unaudited) and December 31, 2016

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to sell securities is estimated based on current market prices for securities of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2017 and December 31, 2016, the fair value of such commitments was not material.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 (Unaudited) and December 31, 2016

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

The following tables present estimated fair values of the Bank’s financial instruments at September 30, 2017 and December 31, 2016.

			Fair Value Measurements Using
September 30, 2017	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets
Cash and cash equivalents	$12,709	$12,709	$12,709	$-	$-
Interest-bearing time deposits	3,585	3,585	3,585	-	-
Loans held for sale	6,387	6,387	-	-	6,387
Loans, net of allowance for losses	96,130	95,895	-	-	95,895
FHLB stock	736	736	-	736	-
FHLB lender risk account receivable	3,107	3,110	-	-	3,110
Interest receivable	294	294	-	294	-

Financial Liabilities
Deposits	99,847	99,028	57,945	41,083	-
FHLB advances	13	13	-	13	-
Advances from borrowers for taxes and insurance	553	553	-	553	-
Interest payable	1	1	-	1	-

			Fair Value Measurements Using
December 31, 2016	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets
Cash and cash equivalents	$19,589	$19,589	$19,589	$-	$-
Interest-bearing time deposits	346	346	346	-	-
Loans held for sale	2,732	2,732	-	-	2,732
Loans, net of allowance for losses	83,048	84,852	-	-	84,852
FHLB stock	728	728	-	728	-
FHLB lender risk account receivable	2,698	2,795	-	-	2,795
Interest receivable	270	270	-	270	-

Financial Liabilities
Deposits	100,044	99,927	58,724	41,203	-
FHLB advances	28	28	-	28	-
Advances from borrowers for taxes and insurance	716	716	-	716	-
Interest payable	1	1	-	1	-

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 (Unaudited) and December 31, 2016

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Note 6:	Commitments and Credit Risk

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

At September 30, 2017, the Bank had two loans approved but not yet originated with fixed interest rates of 3.875% for $487 secured by one-to four-family residential real estate. At December 31, 2016, the Bank had loans approved but not yet originated with fixed interest rate ranges of 3.875% - 4.125% for $436 secured by one-to four-family residential real estate. At September 30, 2017 and December 31, 2016, the Bank had undisbursed loans in process of $7,142 with fixed interest rate ranges of 3.250% - 4.625% and $5,554 with fixed interest rate ranges of 3.250% - 4.500%, respectively.

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

Lines of credit at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Unused lines of credit	$3,132	$1,699
Unused home equity lines	10,740	10,000

Total commitments	$13,872	$11,699

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 (Unaudited) and December 31, 2016

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

Note 7:	Recent Accounting Pronouncements

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

ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods with in that reporting period. Early application is permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. In March 2016, the FASB issued final amendments (ASU No. 2016-08 and ASU No. 2016-10) to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. In May 2016, the FASB issued final amendments (ASU No. 2016-12 and ASU 2016-11) to address narrow-scope improvements to the guidance on collectability, non-cash consideration, completed contracts at transition and to provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. Additionally, the amendments included a rescission of SEC guidance because of ASU 2014-09 related to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer. In December 2016, the FASB issued final guidance (ASU 2016-20) that allows entities not to make quantitative disclosures about performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. It also makes 12 additional technical corrections and improvements to the new revenue standard. These amendments are effective upon the adoption of ASU 2014-09. The Bank continues to assess the guidance from the FASB and the Transition Resource Group for Revenue Recognition in determining the impact of ASU 2014-09 on its accounting and disclosures. The amendments could potentially impact the accounting procedures and processes over the recognition of certain revenue sources, including, but not limited to, non-interest income. Management is currently evaluating those revenue streams that will be impacted by the amendments. The analysis includes identification of possible performance obligations and revenue principles. The adoption of ASU 2014-09 is not expected to have a material impact on the Bank’s accounting and disclosures.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 (Unaudited) and December 31, 2016

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(Dollars in Thousands)

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

In February 2016, the FASB issued ASU No. 2016-02 "Leases (Topic 842)." ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn't convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The impact is not expected to have a material effect on the Bank’s financial position or results of operations since the Bank does not have a material amount of lease agreements. The Bank continues to evaluate the amendments and will subsequently implement new processes to comply with the ASU. In addition, the Bank will change its current accounting practice to comply with the amendments and such changes as mentioned above.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments." The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity's current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Bank is currently evaluating the impact of these amendments to the Bank’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Allowance for Loan Losses (ALL) estimate is material to the Bank and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at the adoption date. The Bank is anticipating a significant change in processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider the expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Bank has continued developing processes during the third quarter of 2017. Management’s attention is focused on collecting historical loan loss data, loan level data, and evaluating data capabilities to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 2.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017 (Unaudited) and December 31, 2016

Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

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

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2017 and 2016 is intended to assist in understanding the financial condition and result of operations of the Bank. The information contained in this section should be read in conjunction with the Unaudited Condensed Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Total Assets. Total assets were $129.6 million at September 30, 2017, an increase of $13.6 million, or 11.7%, over the $116.0 million at December 31, 2016. The increase in total assets is reflective of the net proceeds of $13.4 million from our common stock offering in connection with our mutual-to-stock conversion on July 20, 2017. The increase in funds from our stock offering proceeds and existing cash balances were used to increase our portfolio of net loans receivable by $13.1 million during the nine months ended September 30, 2017. Additionally, $3.2 million of the proceeds were invested in FDIC insured certificates of deposits in other banks during the period.

Net Loans. Net loans increased by $13.1 million, or 15.8%, to $96.1 million at September 30, 2017 from $83.0 million at December 31, 2016. During the nine months ended September 30, 2017, we originated $53.9 million of loans and sold $51.8 million of loans in the secondary market. During the nine months ended September 30, 2017, one- to four-family residential real estate loans increased $12.5 million, or 26.3%, to $60.2 million at September 30, 2017, from $47.7 million at December 31, 2016; multi-family loans decreased $156,000, or 6.2%, to $2.4 million at September 30, 2017; commercial real estate loans and land loans increased $854,000, or 6.3%, to $14.5 million at September 30, 2017; construction loans decreased $1.2 million, or 12.9%, to $8.2 million at September 30, 2017; home equity and other consumer loans decreased $1.6 million, or 10.9%, to $13.0 million at September 30, 2017; and commercial loans increased $4.3 million, or 243.2%, to $6.1 million at September 30, 2017. The increases in loan balances reflect our strategy to grow and diversify our loan portfolio. Such growth has been achieved amid strong competition for commercial real estate and one- to four-family residential mortgage loans in our market area in the current low interest rate environment. We have sold loans on a servicing released basis in transactions with the FHLB-Cincinnati, through its mortgage purchase program, and with other investors. We sold $51.8 million of loans in the nine months ended September 30, 2017. Loans serviced for investors were $2.2 million at September 30, 2017. Management intends to continue this sales activity in future periods.

Interest-Bearing Deposits in Other Banks. The Bank’s investment in certificates of deposit in other banks increased $3.2 million, or 936.1%, to $3.6 million as of September 30, 2017. Proceeds from our common stock offering in connection with our conversion from a mutual savings bank to a stock holding company and bank were used to invest in the FDIC insured certificates of deposit.

Foreclosed Assets. Foreclosed assets decreased $55,000, or 100.0%, to $0 at September 30, 2017 from $55,000 at December 31, 2016, due to the sale of foreclosed properties. There were no additions during the nine months ended September 30, 2017 to foreclosed real estate.

Deposits. Deposits decreased by $197,000, or 0.2%, to $99.8 million at September 30, 2017 from $100.0 million at December 31, 2016. Our core deposits, which are all deposits other than certificates of deposit, decreased $1.3 million, or 2.3%, to $57.4 million at September 30, 2017 from $58.7 million at December 31, 2016. The core deposit decrease is directly attributable to stock purchases of $1.9 million in connection with our conversion from a mutual savings bank to a stock bank. Certificates of deposit increased $581,000, or 1.4%, to $41.9 million at September 30, 2017 from $41.3 million at December 31, 2016. During the nine months ended September 30, 2017, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Federal Home Loan Bank Advances. FHLB-Cincinnati advances decreased $15,000, or 53.6%, to $13,000 at September 30, 2017 from $28,000 at December 31, 2016. The weighted average cost of these advances was 3.33% at September 30, 2017, compared to our cost of deposits of 0.67% at that same date.

Shareholders’ Equity. Shareholders’ equity increased $13.6 million, or 100.6%, to $27.0 million at September 30, 2017 from $13.5 million at December 31, 2016. The increase was a direct result of the completion of the mutual to stock conversion and resulting net proceeds from the sale of common stock of $14.3 million, reduced by a charitable contribution to the Eagle Savings Bank Charitable Foundation and formation of leveraged ESOP during the nine months ended September 30, 2017.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and September 30, 2016

General. Our net loss for the three months ended September 30, 2017 was $220,000, compared to net income of $292,000 for the three months ended September 30, 2016, a decrease of $512,000, or 175.3%. The decrease in net income was primarily due to a $500,000 charitable contribution to the Eagle Savings Bank Charitable Foundation, a cost related to our conversion to a stock company. There was also a $195,000 increase in employee compensation and benefits during the three months ended September 30, 2017 over the same period ended September 30, 2016. The impact of these increases was partially offset by a $195,000 increase in net interest income, the result of the increase in loan balances during the three months ended September 30, 2017.

Interest Income. Interest income increased $181,000, or 18.7%, to $1.2 million for the three months ended September 30, 2017 from $969,000 for the three months ended September 30, 2016. This increase was primarily attributable to a $137,000 increase in interest income on loans receivable and an increase of $40,000 in interest income on other interest-earning deposits. The average balance of loans during the three months ended September 30, 2017 increased by $12.5 million, or 15.4%, from the average balance for the three months ended September 30, 2016. Interest income on other interest-bearing deposits, including certificates of deposit in other financial institutions, increased $40,000, or 200.0%, for the three months ended September 30, 2017, as a result of an increase in the average balance outstanding of $2.2 million and an increase in the average yield of 82 basis points, to 1.44%. We held no investment securities during the 2017 or 2016 period.

Interest Expense. Total interest expense decreased $14,000, or 7.7%, to $167,000 for the three months ended September 30, 2017 from $181,000 for the three months ended September 30, 2016. Interest expense on deposit accounts decreased $13,000, or 7.2%, to $167,000 for the three months ended September 30, 2017 from $180,000 for the three months ended September 30, 2016. The average balance of deposits during the three months ended September 30, 2017 increased by $7.9 million, or 8.5% from the average balance from the three months ended September 30, 2016. However, this increase in balance was more than offset by an 11 basis point decrease in the average cost of deposits to 0.66% from 0.77%.

Interest expense on FHLB advances decreased $1,000, or 100.0%, for the three months ended September 30, 2017. The average balance of FHLB advances during the three months ended September 30, 2017 decreased by $20,000, or 58.8%, from the average balance for the three months ended September 30, 2016.

Net Interest Income. Net interest income increased $195,000, or 24.7%, to $983,000 for the three months ended September 30, 2017, compared to $788,000 for the three months ended September 30, 2016. The increase reflected an increase in total interest and dividend income of $181,000 and a decrease in total interest expense of $14,000. Our net interest rate spread increased 23 basis points to 3.40% at September 30, 2017 from 3.17% at September 30, 2016. Our net interest margin increased to 3.47% for the three months ended September 30, 2017 from 3.20% for the three months ended September 30, 2016. The interest rate spread and net interest margin were impacted by rising interest rates in the three months ended September 30, 2017.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $17,000 for the three months ended September 30, 2017 and $40,000 for the three months ended September 30, 2016. The allowance for loan losses was $1.2 million, or 1.11% of total loans, at September 30, 2017, compared to $1.1 million, or 1.27% of total loans, at December 31, 2016. The provision for loan losses in the three months ended September 30, 2017 was due primarily to increases in our total loan portfolio and changes in the composition of the portfolio, more specifically 1-4 adjustable rate mortgages and C&I loans. Total nonperforming loans were $871,000 at September 30, 2017, compared to $783,000 at December 31, 2016. Classified and special mention loans increased to $2.3 million at September 30, 2017, compared to $1.8 million at December 31, 2016. Total loans past due 30 days or more were $741,000 and $830,000 at September 30, 2017 and December 31, 2016, respectively. Net charge-offs totaled $79,000 for the three months ended September 30, 2017, compared to $7,000 of net loan charge-off for the three months ended September 30, 2016. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2017 and 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $221,000, or 30.0%, to $516,000 for the three months ended September 30, 2017 from $737,000 for the three months ended September 30, 2016. The decrease was primarily due to a decrease in the gain on sale of loans during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Gain on sale of loans decreased $218,000, or 32.7%, to $448,000 for the three months ended September 30, 2017 from $666,000 for the three months ended September 30, 2016. This decrease is a result of increasing the loan portfolio with more adjustable rate loans instead of selling them in the secondary market.

Non-Interest Expense. Non-interest expense increased $738,000, or 70.5%, to $1.8 million for the three months ended September 30, 2017, compared to $1.0 million for the three months ended September 30, 2016. Approximately $195,000 of the increase was the result of an increase in compensation and employee benefits from the addition of several new employees hired during the second half of 2016. We expect that those expenses will continue to increase for the remainder of 2017 compared to 2016. In addition, a charitable contribution of $500,000 was made to the Eagle Savings Bank Charitable Foundation during the three months ended September 30, 2017, a cost related to our conversion to a stock company that was recognized during the third quarter of 2017. Non-interest expense can be expected to increase in the future compared to historical expense levels because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Federal Income Taxes. Federal income taxes decreased by $229,000 for the three months ended September 30, 2017, compared to an income tax expense of $146,000 for the three months ended September 30, 2016. The reduction in income tax expense for the three months ended September 30, 2017 was a direct result of the increase in non-interest expense and the resulting decrease in net income.

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

	For the Three Months Ended September 30,
	2017			2016
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (4)	Balance	Interest	Cost (4)

Assets:
Interest Earning Assets
Loans	$93,395	$1,079	4.62%	$80,944	$942	4.66%
Interest bearing deposits and other	19,780	71	1.44%	17,542	27	0.62%
Total interest -earning assets	113,175	1,150	4.06%	98,486	969	3.94%
Total non-interest earning assets	15,646			14,678
Total assets	$128,821			$113,164

Liabilities and Equity:
Interest bearing checking	22,904	7	0.12%	14,900	4	0.11%
Savings	16,183	6	0.15%	14,135	6	0.17%
Money Market	20,095	11	0.22%	22,207	27	0.49%
CD's	42,375	143	1.35%	42,400	143	1.35%
Total interest-bearing deposits	101,557	167	0.66%	93,642	180	0.77%
FHLB Advances	14	-	3.33%	34	1	3.33%
Total interest bearing liabilities	101,571	167	0.66%	93,676	181	0.77%
Total non-interest-bearing liabilities	6,996			6,384

Total liabilities	108,567			100,060
Total equity	20,254			13,104
Total liabilities and equity	$128,821			$113,164

Net interest income		$983			$788
Net interest rate spread (1)			3.40%			3.17%
Net interest earning assets (2)	$11,604			$4,810
Net interest margin (3)			3.47%			3.20%
Ratio of average interest-earning assets to average interest bearing liabilities	111.42%			105.13%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Average yield/cost is annualized

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and September 30, 2016

General. Our net income for the nine months ended September 30, 2017 was $95,000, compared to a net income of $1.2 million for the nine months ended September 30, 2016, a decrease of $1.1 million, or 92.2%. The decrease in net income was primarily due to a $853,000 decrease in noninterest income, due to the absence of death benefit proceeds in excess of the cash surrender value of bank-owned life insurance of $940,000 received during the nine months ended September 30, 2016, a $37,000 increase in the provision for loan losses, and a $725,000 increase in noninterest expense. The increase in noninterest expense was due to a charitable contribution of $500,000 to the Eagle Savings Bank Charitable Foundation, a cost related to our conversion to a stock company. The negative impact of these changes was partially offset by a $411,000 increase in net interest income, the result of the increase in loan balances during the nine months ended September 30, 2017, an $80,000 increase in net gain on loans sales during the period, and a decrease of $80,000 in tax expense.

Interest Income. Interest income increased $350,000, or 12.4%, to $3.2 million for the nine months ended September 30, 2017 from $2.8 million for the nine months ended September 30, 2016. This increase was attributable to a $282,000 increase in interest income on loans receivable and an increase of $61,000 in interest income on other interest-earning deposits. The average balance of loans during the nine months ended September 30, 2017 increased by $9.5 million, or 12.0%, from the average balance for the nine months ended September 30, 2016. Interest income on other interest-bearing deposits, including certificates of deposit in other financial institutions, increased $61,000, or 105.2%, for the nine months ended September 30, 2017, as a result of an increase in the average yield of 50 basis points, to 1.07%. We held no investment securities during the 2017 or 2016 periods.

Interest Expense. Total interest expense decreased $61,000, or 11.0%, to $495,000 for the nine months ended September 30, 2017 from $556,000 for the nine months ended September 30, 2016. Interest expense on deposit accounts decreased $29,000, or 5.5%, to $494,000 for the nine months ended September 30, 2017 from $523,000 for the nine months ended September 30, 2016. The average balance of deposits during the nine months ended September 30, 2017 increased by $6.9 million, or 7.5%, from the average balance from the nine months ended September 30, 2016. This increase in balance was offset by a 9 basis point decrease in the average cost of deposits to 0.67% from 0.76%.

Interest expense on FHLB advances decreased $32,000, or 97.0%, to $1,000 for the nine months ended September 30, 2017 from $33,000 for the nine months ended September 30, 2016. The decrease is attributable to the prepayment of a $3.0 million FHLB advance in 2016. The average balance of FHLB advances for the nine months ended September 30, 2017 decreased by $1.0 million, or 98.0%, from the average balance for the nine months ended September 30, 2016.

Net Interest Income. Net interest income increased $411,000, or 18.1%, to $2.7 million for the nine months ended September 30, 2017, compared to $2.3 million for the nine months ended September 30, 2016. The increase reflected an increase in total interest and dividend income of $350,000 and a decrease in total interest expense of $61,000. Our net interest rate spread increased 24 basis points to 3.29% at September 30, 2017 from 3.05% at September 30, 2016. Our net interest margin increased to 3.34% for the nine months ended September 30, 2017 from 3.10% for the nine months ended September 30, 2016. The interest rate spread and net interest margin were impacted by rising interest rates in the nine months ended September 30, 2017.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $102,000 for the nine months ended September 30, 2017 and $65,000 for the nine months ended September 30, 2016. The allowance for loan losses was $1.2 million, or 1.11% of total loans, at September 30, 2017, compared to $1.1 million, or 1.27% of total loans, at December 31, 2016. The provisions for loan losses in the nine months ended September 30, 2017 and the nine months ended September 30, 2016 were due primarily to increases in our total loan portfolio and changes in the composition of the portfolio, more specifically 1-4 adjustable rate mortgages and C&I loans. Total nonperforming loans were $871,000 at September 30, 2017, compared to $783,000 at December 31, 2016. Classified and special mention loans increased to $2.3 million at September 30, 2017, compared to $1.8 million at December 31, 2016. Total loans past due 30 days or more were $741,000 and $830,000 at September 30, 2017 and December 31, 2016, respectively. Net loan charge-offs totaled $72,000 for the nine months ended September 30, 2017, compared to $16,000 of net loans recoveries for the nine months ended September 30, 2016. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2017 and 2016.

Non-Interest Income. Non-interest income decreased $853,000, or 33.1%, to $1.7 million for the nine months ended September 30, 2017 from $2.6 million for the nine months ended September 30, 2016. The decrease was primarily due to the absence of death benefit proceeds in excess of the cash surrender value of bank-owned life insurance of $940,000 during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This decrease was partially offset by an increase in the gain on loan sales in the secondary market of $80,000 during the nine months ended September 30, 2017.

Non-Interest Expense. Non-interest expense increased $725,000, or 21.2%, to $4.1 million for the nine months ended September 30, 2017, compared to $3.4 million for the nine months ended September 30, 2016. Approximately $666,000 of the increase was due to an increase in compensation and employee benefits from the addition of several new employees hired during the second half of 2016 and early 2017. We expect that those expenses will continue to increase for the remainder of 2017 compared to 2016. In addition, a charitable contribution of $500,000 was made to the Eagle Savings Bank Charitable Foundation during the nine months ended September 30, 2017, a cost related to our conversion to a stock company that was recognized in the third quarter of 2017. In addition, non-interest expense can be expected to increase in the future compared to historical expense levels because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Federal Income Taxes. Federal income taxes decreased to $80,000 for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The decrease in income tax expense for the nine months ended September 30, 2017 resulted from the absence of non-taxable proceeds from life insurance during the nine months ended September 30, 2016.

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

	For the Nine Months Ended September 30,
	2017			2016
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (4)	Balance	Interest	Cost (4)

Assets:
Interest Earning Assets
Loans	$88,566	$3,030	4.56%	$79,036	$2,748	4.64%
Interest bearing deposits and other	18,380	148	1.07%	18,782	80	0.57%
Total interest -earning assets	106,946	3,178	3.96%	97,818	2,828	3.85%
Total non-interest earning assets	14,567			13,743
Total assets	$121,513			$111,561

Liabilities and Equity:
Interest bearing checking	19,379	19	0.13%	16,202	35	0.29%
Savings	16,089	17	0.14%	13,707	15	0.15%
Money Market	20,856	35	0.22%	20,121	50	0.33%
CD's	42,562	423	1.33%	41,987	423	1.34%
Total interest-bearing deposits	98,886	494	0.67%	92,017	523	0.76%
FHLB Advances	21	1	3.33%	1,032	33	4.26%
Total interest bearing liabilities	98,907	495	0.67%	93,049	556	0.80%
Total non-interest-bearing liabilities	6,752			5,739

Total liabilities	105,659			98,788
Total equity	15,854			12,773
Total liabilities and equity	$121,513			$111,561

Net interest income		$2,683			$2,272
Net interest rate spread (1)			3.29%			3.05%
Net interest earning assets (2)	$8,039			$4,769
Net interest margin (3)			3.34%			3.10%
Ratio of average interest-earning assets to average interest bearing liabilities	108.13%			105.13%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Average yield/cost is annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and proceeds from the sale of loans. We also have the ability to borrow from the FHLB-Cincinnati. At September 30, 2017, we had $13,000 outstanding in advances from the FHLB-Cincinnati. At September 30, 2017, we had the capacity to increase our borrowings by approximately $29.8 million from the FHLB-Cincinnati and an additional $10.0 million on a line of credit with the FHLB-Cincinnati.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used by operating activities was $3.3 million for both the nine months ended September 30, 2017 and 2016, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, and the purchase of other bank certificates of deposit, was $16.6 million for the nine months ended September 30, 2017, while the net cash used by investing activities was $2.4 million for the nine months ended September 30, 2016, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, and the cash provided from the proceeds from the banks conversion from a mutual savings bank to a stock bank was $13.0 million for the nine month ended September 30, 2017, while the net cash provided by financing activities was $3.8 million for the nine months ended September 30, 2016, resulting from activity in deposit accounts and FHLB-Cincinnati advances.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2017, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $19.9 million, or 15.4% of adjusted total assets, which is above the $6.4 million, or 5.0% required to be considered well-capitalized, and total risk-based capital of $21.0 million, or 17.9% of risk-weighted assets, which is above the well-capitalized required level of $11.8 million, or 10.0%. Accordingly, Eagle Savings Bank was categorized as well capitalized at September 30, 2017 and December 31, 2016. In addition, our capital levels increased as a result of the July 20, 2017 consummation of the Bank’s mutual to stock conversion and related offering of the Company. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2017, we had outstanding commitments to originate loans of $21.5 million, including undisbursed funds on construction loans and funds available on undrawn lines of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature within one year from September 30, 2017 totaled $17.6 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as mended) as of September 30, 2017. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Offer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2017 there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in the Eagle Financial Bancorp, Inc.’s Prospectus dated May 15, 2017 (“Prospectus”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 24, 2017, including under the section titled “Risk Factors”, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At September 30, 2017, the risk factors for Eagle Financial Bancorp, Inc. have not changed materially from those reported in our Prospectus. However, the risks described in the Prospectus are not the only risks that we face.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	On July 20, 2017, the Company completed the sale of its common stock, par value $0.01, in connection with the mutual-to-stock conversion of Eagle Savings Bank. The offering commenced on May 23, 2017 and was consummated on June 15, 2017. The Company registered a total of 2,208,250 shares of its common stock for sale, and sold a total of 1,572,808 shares at a purchase price of $10.00 per share for aggregate gross proceeds of $15,728,080. The shares were sold pursuant to a registration statement on Form S-1 (File No. 333-216576), which was declared effective by the Securities and Exchange Commission on May 15, 2017. Keefe, Bruyette & Woods, Inc. (“KBW”) was engaged to assist on a best efforts basis in the marketing of the common stock. For their services as marketing agent, KBW received a fee of approximately $250,000 plus expenses. KBW also was engaged to serve as records manager, for which it received a fee of $30,000 plus expenses. Total offering expenses, including the amounts paid to KBW, were approximately $1.4 million, none of which were paid to officers or directors of the Company or the Bank or any of their associates. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net offering proceeds were approximately $14.3 million, of which the Company contributed approximately $7,153 million to the Bank and loaned $1.29 million to the Bank’s Employee Stock Ownership Plan to allow it to purchase shares of common stock. The Company also contributed 40,000 shares of common stock and $100,000 in cash to the Eagle Savings Bank Charitable Foundation. The Company retained the remaining net proceeds for general corporate purposes. The use of proceeds does not represent a material change in the use of proceeds described in the Company’s Prospectus dated May 15, 2017.

(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Employment Agreement between Eagle Savings Bank and Gary J. Koester *

10.2	Employment Agreement between Eagle Savings Bank and Patricia L. Walter *

10.3	Employment Agreement between Eagle Savings Bank and Kevin R. Schramm *

10.4	Employment Agreement between Eagle Savings Bank and W. Raymond McCleese *

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following material from Eagle Financial Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

_____________________

* This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2017	By:	/s/Gary J. Koester
Gary J. Koester
President and Chief Executive Officer

Date: November 9, 2017	By:	/s/Kevin R. Schramm
Kevin R. Schramm
Vice President, Chief Financial Officer and Treasurer

