Form 10-K
period 2017-12-31
Eagle Financial Bancorp, Inc.
filed 2018-03-23
CIK 1699018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.
or
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to         .
Commission file number: 001-38162

EAGLE FINANCIAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	82-1340349
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
6415 Bridgetown Road, Cincinnati, Ohio	45248
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (513) 574-0700
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s last completed second fiscal quarter was $0.
As of March 23, 2018, there were issued and outstanding 1,612,808 shares of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:

PART I
ITEM 1.
Business

Eagle Financial Bancorp, Inc.
Eagle Financial Bancorp, Inc. is a Maryland corporation and owns 100% of the common stock of Eagle Savings Bank (the “Bank”). On July 20, 2017, the Company completed its public offering of common stock in connection with the mutual-to-stock conversion of the Bank, selling 1,572,808 shares of common stock at $10.00 per share and raising $15.7 million of gross proceeds. Since the completion of the stock offering, the Company has not engaged in any significant business activity other than owning the common stock of and having deposits in the Bank.
The Company’s only significant asset is its investment in Eagle Savings Bank. At December 31, 2017, Eagle Financial Bancorp, Inc. had consolidated assets of  $131.1 million, total deposits of  $101.1 million, and stockholders’ equity of  $27.3 million. Our executive office is located at 6415 Bridgetown Road, Cincinnati, Ohio 45248, and our telephone number at this address is (513) 574-0700.
Eagle Savings Bank
Eagle Savings Bank is an Ohio chartered stock savings and loan association that was originally organized in 1882 under the name The Price Hill Eagle Loan and Building Company No. 1 in the community of East Price Hill for the purposes of promoting savings and home ownership. The Bank changed its name to Eagle Savings Bank in 1996. We conduct our business from our main office and two branch offices. All of our offices are located in Hamilton County, Ohio. Our primary deposit-taking market includes the local communities surrounding our bank offices. Our primary lending market is Hamilton County, Ohio, and the adjoining counties of Butler, Warren and Clermont Counties in Ohio, Boone, Kenton and Campbell Counties in Kentucky, and Dearborn County in Indiana.
Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential real estate loans, commercial real estate and land loans, construction loans and home equity loans and lines of credit. To a lesser extent, we also make commercial business loans, multi-family real estate loans and other consumer loans. We also emphasize our mortgage banking operations.
We offer a variety of deposit accounts, including checking accounts, savings accounts, money market demand accounts and certificate of deposit accounts. We utilize advances from the Federal Home Loan Bank of Cincinnati (the “FHLB-Cincinnati”) for asset/liability management purposes and, from time to time, for additional funding for our operations.
Eagle Savings Bank is subject to comprehensive regulation and examination by its primary federal regulator, the Federal Deposit Insurance Corporation (the “FDIC”), and by its state regulator, the Ohio Division of Financial Institutions (the “ODFI”).
Our executive office is located at 6415 Bridgetown Road, Cincinnati, Ohio 45248, and our telephone number at this address is (513) 574-0700. Our website address is www.eaglesavings.com. Information on our website is not incorporated into this Annual Report and should not be considered part of this Annual Report.
Market Area
We conduct our operations from our three full-service offices in Cincinnati, Ohio. Our main office is located in the Bridgetown area of Cincinnati, Ohio, and our two branch offices are in Delhi Township and the Hyde Park neighborhood of Cincinnati. Our primary deposit-taking market includes the local communities surrounding our bank offices. Our primary lending market is Hamilton County, Ohio, and the adjoining counties of Butler, Warren and Clermont Counties in Ohio, Boone, Kenton and Campbell Counties in Kentucky, and Dearborn County in Indiana.

Our primary market area is a part of the Cincinnati metropolitan statistical area (“MSA”) and is both urban and suburban in nature. According to the U.S. Census Bureau, the Cincinnati MSA had a total population of approximately 2.1 million in 2010. Our primary market area economy is comprised of a number of employment sectors including business and professional services, healthcare, wholesale/retail, government, and finance/insurance/real estate. Based on data from the U.S. Bureau of Labor Statistics, for December 2017, unemployment rates were 3.8%, 5.0% and 4.4% in Hamilton County, the State of Ohio and the United States as a whole, respectively.
According to SNL Financial LC, the number of households in Hamilton County, the Cincinnati MSA, Ohio and the United States increased by 0.2%, 0.4%, 0.3% and 0.8%, respectively, from 2010 to 2017. Between 2017 and 2022, the number of households in Hamilton County, the Cincinnati MSA, Ohio and the United States are projected to increase by 0.3%, 0.4%, 0.3% and 0.8%, respectively.
Competition
We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2017, based on the most recent available FDIC data, our market share of deposits represented 0.12% of FDIC-insured deposits in Hamilton County, ranking us 17th in market share of deposits.
Strong competition within our market area may limit our growth and profitability. The financial services industry could become even more competitive as a result of new legislative, regulatory and technological changes and continued industry consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures than we do. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services than we can as well as better pricing for those products and services.
Lending Activities
General.   Our principal lending activity is originating one- to four-family residential real estate loans, commercial real estate loans, construction loans, and home equity loans and lines of credit. To a lesser extent, we also originate commercial business loans, multi-family real estate loans and other consumer loans. We plan to grow and diversify our loan portfolio by increasing our commercial business lending, our commercial real estate lending, and our home equity loans and lines of credit.
Commercial real estate loans generally carry greater credit risk than loans secured by owner occupied one- to four-family real estate, and these risks will increase if we succeed in our plan to increase this type of lending. Given their larger balances and the complexity of the underlying collateral, commercial real estate loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan.
Increasing our portfolio of home equity loans and lines of credit will increase our credit risk. Most of our home equity loans and lines of credit are secured by real estate in Hamilton County, Ohio and contiguous counties. We generally originate home equity loans and lines of credit with loan-to-value ratios of up to 90% when combined with the principal balance of the existing first mortgage loan. Declines in real estate values could cause some of our home equity loans to be adequately collateralized, which would expose us to greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.

Beginning in 2001, we began to increase the number of loans that we originate for sale to the secondary market. We currently originate most of our fixed-rate one- to four-family residential real estate loans for sale to the FHLB-Cincinnati through the MPP. During 2017 we originated $82.8 million one- to four-family residential real estate loans, and sold $66.8 million of such loans primarily to the FHLB-Cincinnati through the MPP. See “— Loan Originations, Participations, Purchases and Sales” below for more information regarding our sale of loans through the MPP. We currently employ five residential mortgage loan originators, and we intend to hire up to six new commission-based mortgage lenders over the next three years, as well as additional support staff as needed. Our mortgage banking infrastructure and risk management systems will allow us to safely manage a significantly larger volume of loans.
Our mortgage banking business is subject to risks that could negatively affect our non-interest income. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage banking revenues. Under the terms of the MPP, we are required to maintain a Lender Risk Account (“LRA”). The LRA consists of amounts withheld from the loan sale proceeds by the FHLB-Cincinnati for absorbing potential losses on the loans we sell. These withheld funds are an asset to the Company as they are scheduled to be paid to the Company in future years, net of any credit losses on the loans sold. If there are higher than expected losses on the loans we have sold to the FHLB-Cincinnati through the MPP, the amount of the LRA would be reduced through a charge to earnings, which would reduce our earnings.
In addition, our loans sold in the secondary market have agreements that contain representations and warranties related to, among other things, the origination and characteristics of the mortgage loans. We may be required to repurchase mortgage loans that we have sold in cases of borrower default or breaches of these representations and warranties. If we are required to repurchase mortgage loans or provide indemnification or other recourse, this could significantly increase our costs and thereby affect our future earnings.
Loan Portfolio Composition.   The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.
	At December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One- to four-family residential:
Owner occupied	$53,682	51.10%	$41,914	46.75%
Non-owner occupied	7,082	6.74	5,743	6.41
Commercial real estate and land	13,739	13.08	13,631	15.21
Home equity and other consumer(1)	12,570	11.97	14,593	16.28
Residential construction	10,362	9.86	9,468	10.56
Multi-family real estate	2,084	1.98	2,513	2.80
Commercial	5,536	5.27	1,779	1.99
Total gross loans receivable	105,055	100.00%	89,641	100.00%
Deferred loan costs	66		98
Loans in process	(7,411)		(5,554)
Allowance for loan losses	(1,181)		(1,137)
Total loans receivable, net	$96,529		$83,048

(1)
At December 31, 2017 and 2016, other consumer loans totaled $14,000 and $32,000, respectively.

Contractual Maturities.   The following table summarizes the scheduled repayments, based on scheduled principal amortization, of our loan portfolio at December 31, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2018. Maturities do not reflect the impact of prepayments.

	One- to four-family residential, owner occupied	One- to four family residential, non-owner occupied	Commercial real estate and land	Home equity and other consumer	Residential construction	Multi- family real estate	Commercial	Total
	(In thousands)
Due During the Years Ending December 31,
2018	$1,273	$144	$650	$996	$10,362	$46	$834	$14,305
2019	1,325	152	680	1,046	—	48	867	4,118
2020	1,379	159	713	1,100	—	50	903	4,304
2021 to 2022	2,930	344	1,528	2,369	—	108	1,916	9,195
2023 to 2027	8,441	1,030	4,499	7,059	—	316	1,016	22,361
2028 to 2032	10,316	1,329	5,669	—	—	396	—	17,710
2033 and beyond	28,018	3,924	—	—	—	1,120	—	33,062
Total	$53,682	$7,082	$13,739	$12,570	$10,362	$2,084	$5,536	$105,055

Fixed- and Adjustable-Rate Loan Schedule.   The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2017 that are contractually due after December 31, 2018.
	Due After December 31, 2018
	Fixed	Adjustable	Total
	(In thousands)
One- to four-family residential:
Owner occupied	$42,834	$9,575	$52,409
Non-owner occupied	3,830	3,108	6,938
Commercial real estate and land	4,355	8,734	13,089
Home equity and other consumer	795	10,779	11,574
Residential construction	—	—	—
Multi-family real estate	132	1,906	2,038
Commercial	3,304	1,398	4,702
Total	$55,250	$35,500	$90,750

Loan Approval Procedures and Authority.   Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Eagle Savings Bank’s unimpaired capital and surplus. We may lend an additional amount to one person up to 10% of unimpaired capital and unimpaired surplus, to the extent that such amount is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. In addition, we have established an in-house limit that is less than the legal limits on loans to one borrower. At December 31, 2017, our largest credit relationship commitment totaled $3.3 million and was secured by business equipment and had an outstanding balance of $2.1 million. Our second largest relationship at December 31, 2017 totaled $2.7 million and was secured by commercial real estate. At December 31, 2017, all of these loans were performing in accordance with their terms.
Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.

Generally, we require title insurance on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. We also require flood insurance if the property is determined to be in a flood zone area.
Our President and Chief Executive Officer and our Residential Lending Manager each have approval authority for up to $453,100 for residential mortgage loans. They may combine their authority such that together they can approve residential loans of up to $906,200. Our President and Chief Executive Officer and our Vice President of Commercial Lending each have approval authority for up to $453,100 for all secured commercial loans. They may combine their authority such that together they can approve commercial loans of up to $906,200. For unsecured credit, the President and Chief Executive Officer has an authority of  $50,000 and the Vice President of Commercial Lending has an authority of  $150,000. They may combine their authority such that together they may approve unsecured loans up to $200,000. Any loans in excess of these prescribed limits require the approval of the board of directors. All loans to one borrower will be aggregated for determining the limits as described above.
One- to Four-Family Residential Real Estate Lending.   The focus of our lending program has historically been the origination of one- to four-family residential real estate loans. At December 31, 2017, we had $60.8 million of loans secured by one- to four-family real estate, representing 57.8% of our total loan portfolio. We originate both fixed-rate and adjustable-rate residential mortgage loans. At December 31, 2017, the one- to four-family residential mortgage loans held in our portfolio were comprised of 78.9% fixed-rate loans, and 21.1% adjustable-rate loans.
Our one- to four-family residential real estate loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae, which is currently $453,100 for single-family homes in our market area. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” We also offer FHA loans, which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA guidelines. Although we are an approved Title II Direct Endorsement Mortgagee with the FHA, we currently use a third-party underwriter with expertise in this type of lending. Currently, our lead mortgage loan processor is in the process of training to become a Direct Endorsement Underwriter. Virtually all of our one- to four-family residential real estate loans are secured by properties located in our market area.
We generally limit the loan-to-value ratios of our one- to four-family residential mortgage loans to 80% of the purchase price or appraised value, whichever is lower. In addition, we may make one- to four-family residential mortgage loans with loan-to-value ratios between 80% and 95% of the purchase price or appraised value, whichever is less, where the borrower obtains private mortgage insurance. FHA loans may be made with loan-to-value ratios up to 96.5% of the purchase price or appraised value, whichever is less.
Our one- to four-family residential real estate loans typically have terms of 15 or 30 years. Our adjustable-rate one- to four-family residential real estate loans generally have fixed rates for initial terms of five, seven or ten years, and adjust annually thereafter at a margin. In recent years, this margin has been 2.75% over the weekly average yield on U.S. treasury securities adjusted to a constant maturity of one year. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 4% or 6% over the initial interest rate of the loan. Adjustable-rate one-to four-family residential real estate loans are originated on a servicing retained basis.
In the past we originated loans on non-owner occupied one- to four-family properties. At December 31, 2017, we had $7.1 million of loans secured by non-owner occupied one- to four-family residential real estate, representing 6.7% of our total loan portfolio and 11.7% of our total one- to four-family real estate portfolio. We do not intend to make such loans in the future.
Since 2001, we have originated an increasing amount of our one- to four-family residential real estate loans for sale to the secondary market. During 2017, we sold approximately 80.7% of the one- to four-family residential real estate loans we originated to the secondary market. These sales were primarily through the FHLB-Cincinnati’s MPP. See “— Loan Originations, Participations, Purchases and Sales” below for additional information regarding our sale of loans through the MPP. We intend to grow our mortgage banking operations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Strategy” for a further discussion of our strategy to increase mortgage banking.
The one- to four-family residential real estate loans that we retain for our portfolio include shorter-term fixed-rate loans, adjustable-rate loans, jumbo loans and other non-conforming loans that have mitigating strengths that make the loan an appropriate risk.
We do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not currently offer “subprime loans” on one- to four-family residential real estate loans (i.e., generally loans with credit scores less than 660). In addition, we do not intend to offer interest only, Option ARM or subprime loans in the future.
We also originate home equity lines of credit and fixed-term home equity loans. See “— Home Equity Loans and Lines of Credit, and Other Consumer Lending”, below.
Commercial Real Estate, Land and Multi-Family Residential Lending.   In recent years, we have sought to increase our commercial real estate loans. Our commercial real estate loans are secured primarily by office buildings, retail and mixed-use properties, and light industrial properties located in our primary market area. To a lesser extent, we also make multi-family loans secured primarily by residential apartment buildings and land loans primarily secured by land located in our primary market area. At December 31, 2017, we had $13.7 million in commercial real estate and land loans and $2.1 million in multi-family real estate loans, representing 13.1% and 2.0% of our total loan portfolio, respectively.
Most of our commercial and multi-family real estate loans have a maximum term of up to 30 years. The interest rates on commercial real estate and multi-family loans are generally fixed for an initial period of one to five years and adjust annually thereafter based on the One Year Treasury Rate. The maximum loan-to-value ratio of our commercial real estate and multi-family real estate loans is generally 80% or less. For properties on which there will be a third party junior lien, the maximum loan-to-value ratio is 70%. All loan-to-value ratios are subject to our underwriting procedures and guidelines. At December 31, 2017, our largest commercial real estate loan totaled $2.1 million and was secured by business equipment. At that date, our largest multi-family real estate loan totaled $480,000 and was secured by an apartment complex. At December 31, 2017, both of these loans were performing in accordance with their terms.
Set forth below is information regarding our commercial real estate total loans at December 31, 2017.
Type of Loan	Number of Loans	Total Loan Balances
		(Dollars in thousands)
Joint Home/Business	1	$47
Land	12	1,707
Storage	3	1,115
Office	11	2,853
Owner occupied commercial real estate	19	5,594
Restaurant	2	807
Retail	9	1,616
Total	57	$13,739

We consider a number of factors in originating commercial and multi-family real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). All commercial real estate and multi-family loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from the principals of commercial and multi-family real estate borrowers.
Raw land loans have a 5 year maturity with a 25 year amortization. The maximum loan-to-value of these loans is 60% of the lesser of the appraised value or the purchase price of the property.
At December 31, 2017, we had $1.7 million of total land loans outstanding. Included in this was one loan for the acquisition and development of a one- to four-family residential development project. This loan had a $1.1 million commitment, of which $344,000 had been disbursed at December 31, 2017. This was our largest land loan, and was performing in accordance with its terms at December 31, 2017.
Loans secured by commercial real estate, raw land and multi-family real estate generally involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Repayment of commercial real estate loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such properties, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.
Commercial Business Lending.   At December 31, 2017, we had $5.5 million of commercial business loans, representing 5.3% of our total loan portfolio. With the proceeds from the offering, we intend to increase of emphasis on commercial business lending. We offer regular lines of credit and revolving lines of credit with terms of up to 12 months to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory. Our commercial lines of credit are typically adjustable-rate generally based on the prime rate, as published in The Wall Street Journal, plus a margin. We generally obtain personal guarantees with respect to all commercial business lines of credit. We also offer term loans of five to seven years.
We typically originate commercial business loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections and the underlying assumptions, and the value and marketability of any collateral securing the loan. Commercial business loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment in our market area. Therefore, commercial business loans that we originate have greater credit risk than one- to four-family residential real estate loans or, generally, consumer loans. In addition, commercial business loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts.
Home Equity Loans and Lines of Credit, and Other Consumer Lending.   At December 31, 2017, we had $12.6 million, or 12.0% of our loan portfolio, in home equity loans and lines of credit. We intend to increase our portfolio of home equity loans and lines of credit in proportion to the increase in our total loan portfolio in 2018.
Our home equity lines of credit and fixed-term equity loans are secured by owner occupied residential property. Home equity lines of credit are variable rate, and are approved with a maximum maturity of up to 10 years. Fixed-term home equity loans are generally originated in accordance with the same standards as one- to four-family residential mortgage loans. We extend home equity lines of credit and fixed-term equity loans on owner occupied property regardless of whether we hold the first mortgage. We do not extend home equity lines of credit unless the combined loan-to-value ratio of the first mortgage and the home equity line of credit or fixed-term equity loan is 90% or less.
Home equity lines of credit and fixed-term equity loans have greater risk than one- to four-family residential real estate loans secured by first mortgages. Our interest is generally subordinated to the interest of the institution holding the first mortgage. Even where we hold the first mortgage, we face the risk that the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and costs of foreclosure. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.
Home equity loans and lines of credit and other consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering these loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
From time to time we may make consumer loans other than home equity loans and lines of credit, generally as an accommodation to existing customers. At December 31, 2017, we had $14,000 in other consumer loans.
Construction Lending.   We originate construction loans, primarily for one- to four-family residential properties. At December 31, 2017, $10.4 million, or 9.9%, of our total loan portfolio, consisted of construction loans, all of which were secured by one- to four-family residential real estate. At December 31, 2017, the unadvanced portion of one- to four-family residential construction loans totaled $6.2 million. Using the proceeds from the offering, we intend to expand our construction lending for one- to four-family residential properties. From time to time we may also consider making construction loans for commercial real estate properties, including multi-family properties, if attractive opportunities arise.
Construction loans for one- to four-family residential properties are originated with a maximum loan to value ratio of 80% and are generally “interest-only” loans during the construction period which typically does not exceed 12 months. After this time period, the loan converts to permanent, amortizing financing following the completion of construction. We generally require that a commitment for permanent financing be in place prior to closing the construction loan.
Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs or that we may take possession of a partially completed project. In addition, the ultimate sale or rental of the property may not occur as anticipated.
At December 31, 2017, our largest construction loan had a principal balance of  $792,000. This loan was performing in accordance with its terms at December 31, 2017.
Loan Originations, Participations, Purchases and Sales.
Most of our loan originations are generated by our loan personnel and from referrals from existing customers and real estate brokers. All loans we originate are underwritten pursuant to our policies and procedures. While we originate both fixed- and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and pricing levels established by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our loan originations can vary from period to period.

Since 2001, and consistent with our interest rate risk strategy in the low interest rate environment, we have sold on a servicing-released basis most of the fixed-rate conforming one- to four-family residential mortgage loans that we have originated. We currently sell most of these loans to the FHLB-Cincinnati through the MPP. During 2017 we originated $82.8 million fixed-rate and adjustable rate one- to four-family residential real estate loans, and sold $66.8 million of such loans primarily to the FHLB-Cincinnati through the MPP. As part of our business strategy, we intend to expand our mortgage banking activity by adding up to six new commission-based mortgage lenders over the next three years. We believe that our mortgage banking infrastructure and risk management systems will allow us to safely manage a significantly larger volume of loans.
Under the terms of the MPP, we are required to maintain a Lender Risk Account (“LRA”). The LRA consists of amounts withheld from the loan sale proceeds by the FHLB-Cincinnati for absorbing inherent losses that are probable on the loans we sell. These withheld funds are an asset to the Company as they are scheduled to be paid to the Company in future years, net of any credit losses on the loans sold. The funds withheld to settle these potential losses totaled $5.8 million at December 31, 2017; however, these receivables are recorded at fair value, which includes consideration of inherent losses that are probable and net present value discounts. The carrying value of the LRA totaled $3.2 million at December 31, 2017.
We have developed certain processes and procedures to monitor and mitigate the risks associated with our mortgage banking activities, including:
•
independent daily pricing to establish profitability targets;

•
a central rate lock desk to mitigate risk of pair off fees;

•
selling loans pursuant to mandatory delivery contracts to eliminate warehouse and pipeline risk;

•
underwriting review of each file to avoid loan repurchases for non-compliance with underwriting requirements; and

•
quality control performed by an independent third party vendor.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2017, we had six participation loans totaling $3.5 million in which we were not the lead lender. We also have sold portions of loans from time to time that exceeded our loans-to-one borrower legal lending limit and for risk diversification. At December 31, 2017 we had two participation loans totaling $1.9 million in which we were the lead lender, $1.2 million of which were sold.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the years indicated.
	Years Ended December 31,
	2017	2016
Total gross loans, including loans held for sale, at beginning of year	$92,373	$86,335
Loans originated:
One- to four-family residential:
Owner occupied	82,773	94,440
Non-owner occupied	—	—
Multifamily real estate	460	—
Residential construction	16,502	9,439
Commercial real estate and land	2,660	1,131
Commercial	7,818	1,559
Home equity and other consumer	7,291	9,061
Total loans originated	117,504	115,630
Loans purchased:
One- to four-family residential:
Owner occupied	—	—
Non-owner occupied	—	—
Multifamily real estate	—	—
Residential construction	—	—
Commercial real estate and land	—	1,176
Commercial	47	—
Home equity and other consumer	—	—
Total loans purchased	47	1,176
Loans sold:
One- to four-family residential:
Owner occupied	(66,773)	(81,741)
Non-owner occupied	—	—
Multifamily real estate	—	—
Residential construction	—	—
Commercial real estate and land	—	(74)
Commercial	(605)	—
Home equity and other consumer	—	—
Total loans sold	(67,378)	(81,815)
Other:
Principal repayments	(34,155)	(28,953)
Net loan activity	16,018	6,038
Total gross loans, including loans held for sale, at end of year	$108,391	$92,373

Delinquencies, Classified Assets and Non-Performing Assets
Delinquency Procedures.   When a borrower fails to make a required monthly payment by the due date, a late notice is generated stating the payment and late charges due. Our policies provide that a late notice be sent when a loan is 15 days past due. In addition, we may call the borrower when the loan is 30 days past due, and we attempt to cooperate with the borrower to determine the reason for nonpayment and to work with the borrower to establish a repayment schedule that will cure the delinquency. Once the loan is considered in default, generally at 90 days past due, a certified letter is generally sent to the borrower explaining that the entire balance of the loan is due and payable, the loan is placed on non-accrual status, and additional efforts are made to contact the borrower. If the borrower does not respond, we generally consider initiating foreclosure proceedings when the loan is 90 to 120 days past due. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. In certain instances, we may modify the loan or grant a limited exemption from loan payments to allow the borrower to reorganize his or her financial affairs.
When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as foreclosed real estate until it is sold. The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations through the creation of a valuation allowance. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.
Troubled Debt Restructurings.   We occasionally modify loans to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At December 31, 2017, we had six loans totaling $573,000 that were classified as troubled debt restructurings. Troubled debt restructurings may also be included in non-accrual loans if they are not performing in accordance with their modified terms or had been performing in accordance with their modified terms for less than six months since the date of restructuring.
At December 31, 2017 and during the twelve months then ended, there were no non-accruing troubled debt restructurings. For the year ended December 31, 2017, we recognized $30,000 of interest income on such loans, the same amount that would have been recorded on the loans under their original terms.
Delinquent Loans.   The following table sets forth our loan delinquencies by type and amount at the dates indicated.
	Loans Delinquent For
	30 – 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2017
One- to four-family residential:
Owner occupied	2	$173	8	$634	10	$807
Non-owner occupied	—	—	—	—	—	—
Commercial real estate and land	—	—	1	157	1	157
Home equity and other consumer	3	39	—	—	3	39
Residential construction	—	—	—	—	—	—
Multi-family real estate	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Total	5	$212	9	$791	14	$1,003

	Loans Delinquent For
	30 – 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2016
One- to four-family residential:
Owner occupied	6	$469	—	$—	6	$469
Non-owner occupied	—	—	—	—	—	—
Commercial real estate and land	1	207	—	—	1	207
Home equity and other consumer	4	104	1	50	5	154
Residential construction	—	—	—	—	—	—
Multi-family real estate	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Total	11	$780	1	$50	12	$830

Classified Assets.   Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by management.
When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover losses that were both probable and reasonable to estimate. General allowances represent allowances which have been established to cover accrued losses associated with lending activities that were both probable and reasonable to estimate, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific allowances.
In connection with the filing of our periodic regulatory reports and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed, or delinquency status, or if the loan possesses weaknesses although currently performing. Management reviews the status of each loan on our watch list on a quarterly basis with the board of directors. If a loan deteriorates in asset quality, the classification is changed to “special mention,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”

On the basis of this review of our assets, our classified loans, special mention loans, and foreclosed real estate held for sale at the dates indicated were as follows:
	At December 31,
	2017	2016
Classified loans:
Substandard	$2,491	$1,737
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$2,491	$1,737
Special mention loans	$—	$99
Foreclosed real estate held for sale	$—	$55

Non-Performing Assets.   The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.
	At December 31,
	2017	2016
	(Dollars in thousands)
Non-accrual loans:
One- to four-family residential:
Owner occupied	$634	$—
Non-owner occupied	—	—
Commercial real estate and land	157	—
Home equity and other consumer	—	50
Residential construction	—	—
Multi-family real estate	—	—
Commercial	—	—
Total	791	50
Accruing loans 90 days or more past due:
One- to four-family residential:
Owner occupied	$—	$—
Non-owner occupied	—	—
Commercial real estate and land	—	—
Home equity and other consumer	—	—
Residential construction	—	—
Multi-family real estate	—	—
Commercial	—	—
Total loans 90 days or more past due	—	—
Accruing troubled debt restructurings:
One- to four-family residential:
Owner occupied	$77	$80
Non-owner occupied	196	319
Commercial real estate and land	—	—
Home equity and other consumer	—	—
Residential construction	—	—
Multi-family real estate	—	4
Commercial	300	330
Total	$573	$733
Total non-performing loans	$1,364	$783
Foreclosed real estate	—	55
Total non-performing assets	$1,364	$838
Ratios:
Total non-performing loans to total loans	1.30%	0.87%
Total non-performing assets to total assets	1.04%	0.72%
Non-performing assets excluding accruing troubled debt restructurings to total assets	0.60%	0.09%
Non-performing loans excluding accruing troubled debt restructurings to total loans	0.75%	0.06%

For the year ended December 31, 2017, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $18,000. Interest income recognized on such loans for the year ended December 31, 2017 was $3,000.
Other Loans of Concern.   There were no other loans at December 31, 2017 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.
Allowance for Loan Losses
Analysis and Determination of the Allowance for Loan Losses.   Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.
Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) allocated allowances for identified impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.
We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans, and other loans about which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan, as well as a shortfall in collateral value, could result in our charging off the loan or the portion of the loan that was impaired.
Among other factors, we consider current general economic conditions, including current housing price depreciation, in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio as well as published housing data on our local markets from third party sources we believe to be reliable as a basis for assumptions about the impact of housing depreciation.
Substantially all of our loans are secured by collateral. Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established. Typically for a non-performing real estate loan in the process of collection, the value of the underlying collateral is estimated using either the original independent appraisal, adjusted for current economic conditions and other factors, or a new independent appraisal or evaluation, and related general or specific allowances for loan losses are adjusted on a quarterly basis. If a non-performing real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal or evaluation if it has not already been obtained. Any shortfall would result in immediately charging off the portion of the loan that was impaired.
Allocated Allowances for Identified Problem Loans.   We establish an allocated allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.
General Valuation Allowance on the Remainder of the Loan Portfolio.   We establish a general allowance for loans that are not classified as impaired to recognize the probable incurred losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience for the last three years, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance may be adjusted for significant qualitative factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.
As an integral part of their examination process, the FDIC and the ODFI will periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.
Allowance for Loan Losses.   The following table sets forth activity in our allowance for loan losses for the years indicated.
	At or For the Years Ended December 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of year	$1,137	$1,036
Charge-offs:
One- to four-family residential:
Owner occupied	—	(35)
Non-owner occupied	(9)	—
Commercial real estate and land	(73)	—
Home equity and other consumer	—	—
Residential construction	—	—
Multi-family real estate	—	—
Commercial	—	—
Total charge-offs	(82)	(35)
Recoveries:
One- to four-family residential:
Owner occupied	5	11
Non-owner occupied	—	—
Commercial real estate and land	—	—
Home equity and other consumer	—	—
Residential construction	—	—
Multi-family real estate	—	—
Commercial	19	42
Total recoveries	24	53
Net recoveries (charge-offs)	(58)	18
Provision for loan losses	102	83
Balance at end of year	$1,181	$1,137
Ratios:
Net (charge-offs) recoveries to average loans outstanding	(0.06)%	0.02%
Allowance for loan losses to non-performing loans at end of year	86.58%	145.21%
Allowance for loan losses to total loans at end of year	1.12%	1.27%
There were $58,000 in net loan charge-offs for the year ended December 31, 2017 and $18,000 in net loan recoveries during the year ended December 2016, respectively.
Allocation of Allowance for Loan Losses.   The following table sets forth the allowance for loan losses allocated by loan category, the percent of allowance to total allowance by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2017			2016
	Allowance for Loan Losses	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family residential:
Owner occupied	$283	23.96%	51.10%	$166	14.60%	46.75%
Non-owner occupied	122	10.33	6.74	175	15.39	6.41
Commercial real estate and land	199	16.85	13.08	164	14.42	15.21
Home equity and other consumer	276	23.37	11.97	341	29.99	16.28
Residential construction	116	9.82	9.86	88	7.74	10.56
Multi-family real estate	25	2.12	1.98	30	2.64	2.80
Commercial	160	13.55	5.27	173	15.22	1.99
Total allocated allowance	1,181	100.00	100.00	1,137	100.00	100.00
Unallocated allowance	—	—	—	—	—	—
Total allowance for loan losses	$1,181	100.00%	100.00%	$1,137	100.00%	100.00%

At December 31, 2017 and 2016, our allowance for loan losses represented 1.12% and 1.27% of total loans and 86.58% and 145.21% of non-performing loans. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the FDIC and ODFI will periodically review our allowance for loan losses. The FDIC and ODFI may require that we increase our allowance based on its judgments of information available to it at the time of its examination. The regulatory agencies are not, however, directly involved in the determination of the allowance for loan losses, and decisions to increase and decrease the allowance are the responsibility of Eagle Savings Bank management. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.
The Financial Accounting Standards Board has adopted a new accounting standard that will affect our allowance for loan losses, effective for Eagle Financial Bancorp, Inc. and Eagle Savings Bank for fiscal year 2021. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.
Investment Activities
General.   Our investment policy is established by the board of directors. The objectives of the policy are to: (i) ensure adequate liquidity for loan demand and deposit fluctuations, and to allow us to alter our liquidity position to meet both day-to-day and long-term changes in assets and liabilities; (ii) manage interest rate risk in accordance with our interest rate risk policy; (iii) provide collateral for pledging requirements; (iv) maximize return on our investments; and (v) maintain a balance of high quality diversified investments to minimize risk.

Our investment committee, consisting of our President and Chief Executive Officer, our Executive Vice President, and our Vice President, Chief Financial Officer and Treasurer, is responsible for implementing our investment policy, including approval of investment strategies and monitoring investment performance. The board of directors regularly reviews our investment strategies and the market value of our investment portfolio. Historically we have invested in short term funds and interest-earning deposits as well as bank owned life insurance. Investment in longer term securities has not been part of our core investment strategy. Subject to ongoing asset/liability management and possible short-term investment of the proceeds of the offering until we can deploy the proceeds into higher earning assets, we do not expect to emphasize long-term investment in securities in the future.
We account for investment securities in accordance with Accounting Standards Codification Topic 320, “Investments — Debt and Equity Securities.” Accounting Standards Codification 320 requires that investments be categorized as held-to maturity, trading, or available for sale.
Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At December 31, 2017, other than stock in the FHLB-Cincinnati, we held no investment securities in our portfolio; and accordingly, there is no corresponding table setting forth maturities and yields at such date.
Federal Home Loan Bank Stock.   We hold common stock of the FHLB-Cincinnati in connection with our FHLB borrowing activities totaling $736,000 and $728,000 at December 31, 2017 and 2016. The FHLB-Cincinnati common stock is carried at cost and classified as restricted equity securities. We may be required to purchase additional FHLB-Cincinnati stock if we increase our FHLB-Cincinnati advances in the future.
Sources of Funds
General.   Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also utilize advances from the FHLB-Cincinnati for asset/liability management purposes and, from time to time, for additional funding for our operations. In addition, we receive funds from scheduled loan payments, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.
Deposits.   Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, statement savings accounts, variable rate money market accounts, and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past used, and currently do not hold, any brokered deposits. At December 31, 2017, our core deposits, which are deposits other than certificates of deposit, were $59.4 million, representing 58.8% of total deposits.
We participate in the National CD Rateline Program as a wholesale source for certificates of deposit to supplement deposits generated through our retail banking operations. The Rateline Program provides an internet based listing service which connects financial institutions such as Eagle Savings Bank with other financial institutions for jumbo certificates of deposit. Deposits obtained through the Rateline Program are not considered to be brokered deposits. At December 31, 2017, approximately $2.2 million of our certificates of deposit, representing 2.2% of our total deposits, had been obtained through the Rateline Program. At December 31, 2017, these certificates of deposit had an average term to maturity of 16 months. Early withdrawal of these deposits is not permitted, which makes these accounts a more stable source of funds.
Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. Our ability to generate deposits is affected by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates.
The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated.
	For the Years Ended December 31,
	2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing checking	$4,180	4.08%	—%	$4,621	4.77%	—%
Interest-bearing checking	18,870	18.45	.13	15,733	16.22	0.26
Savings	16,241	15.88	.15	14,152	14.59	0.15
Money market demand	20,683	20.22	.23	20,587	21.23	0.32
Certificates of deposit	42,314	41.37	1.34	41,879	43.19	1.34
Total deposits	$102,288	100.00%	0.65%	$96,972	100.00%	0.71%

The following table sets forth our deposit activities for the years indicated.
	At or For the Years Ended December 31,
	2017	2016
	(In thousands)
Beginning balance	$100,044	$92,450
Net deposits before interest expense	412	6,905
Interest expense	662	689
Net increase in deposits	1,074	7,594
Ending balance	$101,118	$100,044

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.
	At December 31,
	2017	2016
	(In thousands)
Interest Rate:
Less than 1.00%	$11,421	$14,476
1.00% – 1.99%	26,895	23,507
2.00 – 2.99%	3,387	3,337
3.00 – 3.99%	—	—
Total	$41,703	$41,320

Maturities of Certificates of Deposit Accounts.   The following table sets forth the amount and maturities of all our certificates of deposit by interest rate at December 31, 2017.
	At December 31, 2017
	Period to Maturity
	Less Than or Equal to One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$9,654	$1,620	$147	$—	$11,421	27.39%
1.00% – 1.99%	7,229	7,819	5,057	6,790	26,895	64.49
2.00% – 2.99%	2,237	—	1,002	148	3,387	8.12
Total	$19,120	$9,439	$6,206	$6,938	$41,703	100.00%

As of December 31, 2017, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $19.2 million. The following table sets forth the maturity of those certificates as of December 31, 2017.
At December 31, 2017
(In thousands)
Three months or less	$1,783
Over three months through six months	3,270
Over six months through one year	2,653
Over one year to three years	8,269
Over three years	3,260
Total	$19,235

Borrowings.   From time to time we obtain advances from the FHLB-Cincinnati upon the security of our capital stock in the FHLB-Cincinnati and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to reprice than our deposits, they can change our interest rate risk profile. See Note 8 to the Financial Statements for additional information on the maturity of our FHLB-Cincinnati advances. At December 31, 2017, we had $9,000 in outstanding advances from the FHLB-Cincinnati. At December 31, 2017, based on available collateral, our ownership of FHLB stock, and based upon our internal policy, we had access to additional FHLB-Cincinnati advances of up to $29.8 million, and an additional $10.0 million on a line of credit with the FHLB-Cincinnati.
The following table sets forth information concerning balances and interest rates on our borrowings at and for the years shown:
	At or For the Years Ended December 31,
	2017	2016
	(Dollars in thousands)
FHLB advances:
Balance at end of year	$9	$28
Average balance during year	$18	$777
Maximum outstanding at any month end	$27	$3,050
Weighted average interest rate at end of year	3.33%	3.33%
Average interest rate during year	3.33%	4.25%

Subsidiary Activities
Eagle Savings Bank is the only subsidiary of Eagle Financial Bancorp, Inc. Eagle Savings Bank has no subsidiaries.
Expense and Tax Allocation Agreements
Eagle Savings Bank has entered into an agreement with Eagle Financial Bancorp, Inc. to provide it with certain administrative support services, whereby Eagle Savings Bank is compensated at not less than the fair market value of the services provided. In addition, Eagle Savings Bank and Eagle Financial Bancorp, Inc. have entered into an agreement establishing a method for allocating and for reimbursing the payment of their consolidated tax liability.
Employees
As of December 31, 2017 we had 28 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

REGULATION AND SUPERVISION
General
As an Ohio-chartered savings and loan association, Eagle Savings Bank is subject to supervision and regulation by the ODFI and the FDIC. This regulation and supervision establish a comprehensive framework of activities in which Eagle Savings Bank may engage and are intended primarily for protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of stockholders. Under this system of regulation, depository institutions are periodically examined to determine whether they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates and are otherwise in safe and sound financial condition and comply with applicable law and regulations. Eagle Savings Bank is also regulated to a lesser extent by the Federal Reserve Board, which governs the reserves to be maintained against certain deposits and other matters. Eagle Savings Bank must comply with federal consumer protection regulations issued by the Consumer Financial Protection Bureau (“CFPB”). Eagle Savings Bank is a member of and owns stock in the FHLB-Cincinnati, which is one of the eleven regional banks in the Federal Home Loan Bank System.
As a savings and loan holding company, Eagle Financial Bancorp, Inc. is subject to examination and supervision by, and reporting to, the Federal Reserve Board. Eagle Financial Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
Set forth below are certain material regulatory requirements that are applicable to Eagle Savings Bank and Eagle Financial Bancorp, Inc. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Eagle Savings Bank and Eagle Financial Bancorp, Inc. Any change in these laws or regulations could have a material adverse impact on Eagle Financial Bancorp, Inc., and Eagle Savings Bank and their operations.
Ohio Regulation
Prior to 2018, Ohio-chartered banks, savings banks and savings and loan associations were governed by three different sets of Ohio laws. Effective January 1, 2018, the Ohio Legislature amended Ohio’s banking laws so that Ohio-chartered banks, savings banks and savings and loan associations are under one common form of charter. Sections of the code that formerly governed savings and loan associations and savings banks were eliminated. Accordingly, Eagle Savings Bank is now governed by the same statutory framework as Ohio banks and savings banks. However, under the new laws, a savings and loan associations may elect to continue to be classified as a savings and loan association if the savings and loan association continues to hold the required amount of qualified thrift investments. As a result of Eagle Savings Bank making such an election, Eagle Savings Bank is subject to the same Ohio laws as banks and savings banks, but Eagle Financial Bancorp, Inc. continues to be regulated as a savings and loan holding company for purposes of federal law.
There were numerous other amendments to the banking code, including, among other things, the following:
•
providing that Ohio financial institutions should have “competitive parity” with other types of nationally-chartered financial institutions that operate in Ohio. This change generally allows Ohio financial institutions to undertake the same business activities of national banks, with some exceptions;

•
clarifying the extent to which the Ohio general corporation law applies to Ohio financial institutions;

•
strengthening individual financial institutions directors’ defenses against personal liability by specifically incorporating the common defenses provided by Ohio corporate law to directors for actions taken to further the best interest of the financial institution or in reliance in good faith on the financial institution’s management, staff or other experts; and

•
clarifying that the enforcement authority for Ohio banking law is limited to banking regulators and does not extend to private parties.

The ODFI is responsible for the regulation and supervision of Ohio savings associations in accordance with the laws of the State of Ohio. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations. Pursuant to federal law, the ability of Ohio associations to engage in state-authorized investments and activities is subject to oversight and approval by the FDIC if such investments or activities are not permissible for a federally chartered savings bank.
The approval of the ODFI is required for certain expansion proposals, such as the establishment of branches and acquisitions of other depository institutions. Dividend payments to stockholders may also require ODFI approval under certain circumstances.
The ODFI may initiate certain supervisory measures or formal enforcement actions against Ohio savings associations. Ultimately, if the grounds provided by law exist, the ODFI may place an Ohio association in conservatorship or receivership.
The ODFI conducts regular examinations of Eagle Savings Bank. Such examinations are often conducted jointly with the FDIC. The ODFI imposes assessments on Ohio savings associations based on their asset size to cover the cost of supervision and examination.
Federal Regulation
The FDIC is the primary federal regulator for Eagle Savings Bank. As such, it has authority to examine Eagle Savings Bank and must approve such matters as the establishment of branch offices and mergers in which Eagle Savings Bank is the resulting institution. In addition, federal statutes and regulations, some of which are discussed below, greatly affect the operations of FDIC-insured depository institutions, including savings associations.
Capital Requirements.   Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8%, and a 4% Tier 1 capital to total assets leverage ratio. The current capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the international Basel Committee on Banking Supervision and certain requirements of the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Unrealized gains and losses on certain “available for sale” securities holdings are also included in common equity Tier 1 capital unless the institution has exercised a one-time opt out election regarding the treatment of accumulated other comprehensive income. Eagle Savings Bank elected to exercise its one-time option to opt out. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, including cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the institution’s allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in. It is currently at 1.875%, and will be fully phased in at 2.5% on January 1, 2019.

The FDIC also has authority to establish enhanced individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of particular circumstances.
Standards for Safety and Soundness.   As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and cover problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.
Investment Activities.   Subject to certain exceptions, Federal law generally limits the equity investment authority of state savings associations to equity investments of the type and in the amount authorized for federal savings associations, notwithstanding state law. In addition, a state savings association may only engage as principal in other state-authorized activities that are permissible for federal savings associations if it meets all applicable capital requirements and by the FDIC determines that such activities or investments do not pose a significant risk to the Deposit Insurance Fund.
Interstate Banking and Branching.   Federal law permits well capitalized and well managed bank holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, banks are permitted to establish de novo branches on an interstate basis to the extent that branching is authorized by the law of the host state for the banks chartered by that state.
Prompt Corrective Regulatory Action.   Federal law requires, among other things, that the FDIC and other federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.
The FDIC has adopted regulations to implement the prompt corrective action legislation. The regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0%, or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.
At each successive lower undercapitalized capital category, an insured depository institution may be subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, an insured depository institution that is classified in one of the undercapitalized categories, is required to submit a capital restoration plan to the appropriate federal banking agency. An undercapitalized institution’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” institutions must comply with one or more of a number of additional restrictions, including but not limited to, an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.
Loans-to-One-Borrower.   Pursuant to federal law, a state savings association may not make a loan or extension of credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and unimpaired surplus. An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is generally defined to include certain financial instruments and bullion (but does not include real estate).
Qualified Thrift Lender Test.   Federal law requires savings associations to satisfy a qualified thrift lender (“QTL”) test under which an association must either qualify as a “domestic building and loan” as defined by the Internal Revenue Code or maintain at least 65% of its “portfolio assets” in “qualified thrift investments for at least nine out of every twelve months. “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business. A savings association that fails the QTL test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law. As of December 31, 2017, Eagle Savings Bank maintained 75.9% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.
Transactions with Affiliates and Regulation W of the Federal Reserve Regulations.   Transactions between insured depository institutions and their affiliates are governed by federal law. An affiliate is any company or entity that controls, is controlled by or is under common control with the institution. In a holding company context, the parent holding company and any companies that are controlled by the parent holding company are affiliates of the savings association (although subsidiaries of the savings associations itself are generally not considered affiliates). Generally, federal law limits the extent to which a savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus and such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee on behalf of an affiliate and other specified transactions. In addition, loans or other extensions of credit by an institution to an affiliate are required to be collateralized in accordance with the requirements set forth in federal law. “Covered transactions,” as well as to certain specified other transactions, are required to be on terms substantially the same, or at least as favorable, to the institution as those provided to a non-affiliate.
Capital Distributions.   FDIC regulations govern capital distributions by a state savings association, which include cash dividends, stock repurchases and other transactions charged to the institution’s capital account. A state savings association must file an application with the FDIC for approval of a capital distribution if:
•
the total capital distributions for that calendar year (including the proposed distribution) exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•
the savings association would not be at least adequately capitalized (as defined for prompt corrective action purposes) following the distribution;

•
the distribution would violate any applicable statute, regulation, agreement or regulatory-imposed condition; or

•
the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company, such as Eagle Savings Bank, must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.
The FDIC or the Federal Reserve Board may disapprove an application or notice if:
•
the savings association would be undercapitalized following the distribution;

•
the proposed capital distribution raises safety and soundness concerns; or

•
the capital distribution would violate a prohibition contained in any statute, regulation, agreement with a federal banking regulatory agency or condition imposed in connection with an application or notice.

Federal law also restricts a savings association’s loans to its insiders, i.e., executive officers, directors and stockholders (i.e., control of 10% or more of a class of voting stock). Loans to insiders of an institution and certain related interests of such persons, may not exceed specified limits. Loans to insiders are also generally required to be made on terms substantially the same as offered in comparable transactions to other persons, subject to an exception for loan programs open to the institution’s employees, and prior board approval is required for certain such loans. In addition, the aggregate amount of extensions of credit by an institution to its insiders cannot exceed the institution’s unimpaired capital and surplus. Federal law places additional restrictions on an institution’s loans to its executive officers.
Enforcement.   The FDIC has extensive enforcement authority over insured state savings associations, including Eagle Savings Bank. The enforcement authority includes, among others, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The Federal Deposit Insurance Corporation may also appoint itself as conservator or receiver for an insured state non-member bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.
Federal Insurance of Deposit Accounts.   Eagle Savings Bank is a member of the FDIC’s Deposit Insurance Fund. Deposit accounts in Eagle Savings Bank are insured up to a maximum of  $250,000 for each separately insured depositor. The Federal Deposit Insurance Corporation imposes deposit insurance assessments. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions were initially assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depended upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) ranged from 2 1∕2 to 45 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits. Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for institutions of less than $10 billion in total assets to 1.5 basis points to 30 basis points, also effective July 1, 2016. The Dodd-Frank Act specifies that banks of greater than $10 billion in assets be required to bear the burden of raising the reserve ratio from 1.15% to 1.35%. Such institutions are subject to an annual surcharge of 4.5 basis points of total assets exceeding $10 billion. This surcharge will remain in place until the earlier of the Deposit Insurance Fund reaching the 1.35% ratio or December 31, 2018, at which point a shortfall assessment would be applied. The FDIC, exercising discretion provided to it by the Dodd-Frank Act, has established a long-term goal of achieving a 2% reverse ratio for the Deposit Insurance Fund.
The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Future insurance assessment rates cannot be predicted.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2017, the annualized FICO assessment was equal to 0.34 basis points of total assets less tangible capital.
Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing.
Privacy Regulations.   Federal regulations generally require that Eagle Savings Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Eagle Savings Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Eagle Savings Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.
Community Reinvestment Act.   Under the Community Reinvestment Act, or CRA, as implemented by federal regulations, a depository institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for depository institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a state savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications to establish branches and acquire other institutions by merger. The CRA requires a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Eagle Savings Bank’s latest CRA rating was “Satisfactory.”
USA Patriot Act.   Eagle Savings Bank is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.
Other Laws and Regulations
Interest and other charges collected or contracted for by Eagle Savings Bank are subject to state usury laws and federal laws concerning interest rates. Lending operations are also subject to state and federal laws and regulations applicable to credit transactions, such as the:
•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•
Equal Credit Opportunity Act, prohibiting discrimination in extending credit on the basis of race, religion, sex, creed or other specified factors;

•
Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and

•
Truth in Lending Act, establishing customer disclosure requirements with respect to certain loans.

The deposit operations of Eagle Savings Bank are subject to, among others, the:
•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•
Truth in Savings Act, establishing customer disclosure requirements for certain deposit accounts.

The Dodd-Frank Act transferred regulation-writing authority for federal financial consumer protection laws to the CFPB. However, institutions with under $10.0 billion of total assets, such as Eagle Savings Bank, continue to be examined for compliance with such laws and regulations by their federal bank regulator, which is the FDIC in Eagle Savings Bank’s case.
Federal Reserve System
The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $122.3 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%, and for amounts greater than $122.3 million the reserve requirement is 10.0% (which may be adjusted annually by the Federal Reserve Board to between 8.0% and 14.0%). The first $16.0 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Eagle Savings Bank is in compliance with these requirements.
Federal Home Loan Bank System
Eagle Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Eagle Savings Bank was in compliance with this requirement at December 31, 2017.
Holding Company Regulation
Eagle Financial Bancorp, Inc. is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over Eagle Financial Bancorp, Inc. and any non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Eagle Savings Bank.
As a savings and loan holding company, the activities of Eagle Financial Bancorp, Inc. is limited to those activities permitted for financial holding companies (if Eagle Financial Bancorp, Inc. meets the necessary requirements to be a financial holding company and makes the required election) or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to a financial activity or complementary to financial activities. Such activities include lending and other activities permitted for bank holding companies, insurance and underwriting equity securities. Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation, including activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, with appropriate Federal Reserve Board approvals.

Federal law prohibits a savings and loan holding company from, directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board and from acquiring or retaining control of any depository institution not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such factors as the financial and managerial resources and future prospects of the company and institution involved, the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.
The Dodd-Frank Act codified the “source of strength” doctrine. That longstanding policy of the Federal Reserve Board requires bank holding companies to serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.
The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The policy statement also provides for regulatory consultation prior to a holding company paying dividends or redeeming or repurchasing regulatory capital instruments under certain circumstances.
The Federal Deposit Insurance Act makes depository institutions liable to the FDIC for losses suffered or anticipated by the insurance fund in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. That law would have potential applicability if Eagle Financial Bancorp, Inc. ever held as a separate subsidiary a depository institution in addition to Eagle Savings Bank.
Federal Securities Laws
Eagle Financial Bancorp, Inc.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Eagle Financial Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
The registration under the Securities Act of 1933 of shares of common stock issued in the stock offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not our affiliates may be resold without registration. Shares purchased by our affiliates are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If we meet the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of ours that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, we may permit affiliates to have their shares registered for sale under the Securities Act of 1933.
Emerging Growth Company Status
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” We qualify as an “emerging growth company” and believe that we will continue to qualify as an “emerging growth company” for five years from the completion of our initial public offering on July 20, 2017.
Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (iii) hold non-binding stockholder votes regarding annual executive compensation or executive compensation payable in connection with a merger or similar corporate transaction, (iv) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (v) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier. However, we will not be subject to the auditor attestation requirement or additional executive compensation disclosure, regardless of the exemptions, so long as we remain a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates).
We could remain an “emerging growth company” for up to five years, or until the earliest of  (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.
Change in Control Regulations
Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company, such as Eagle Financial Bancorp, Inc. unless the Federal Reserve Board has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with Eagle Financial Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.
The approval of the ODFI is also necessary for acquisitions of control of Ohio savings associations.
In addition, federal law provides that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.

TAXATION
Federal Taxation
General.   Eagle Financial Bancorp, Inc. and Eagle Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Eagle Financial Bancorp, Inc. and Eagle Savings Bank.
Method of Accounting.   For federal income tax purposes, Eagle Savings Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31th for filing its federal income tax returns. Eagle Financial Bancorp, Inc. and Eagle Savings Bank will file a consolidated federal income tax return. Eagle Savings Bank is not currently under audit with respect to its federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the percentage of taxable income method of accounting for income taxes on bad debt reserves by savings institutions, effective for taxable years beginning after 1995.
Minimum Tax.   The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2016, Eagle Savings Bank is not subject to the alternative minimum tax and will not be subject to the alternative minimum tax until it exceeds the gross income threshold. At December 31, 2017, Eagle Savings Bank had no minimum tax credit carryforward.
Net Operating Loss Carryovers.   Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2017, Eagle Savings Bank had no federal net operating loss carryforwards.
Capital Loss Carryovers.   A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five year carryover period is not deductible. At December 31, 2017, Eagle Savings Bank had no capital loss carryovers.
Corporate Dividends.   We may generally exclude from our income 100% of dividends received from Eagle Savings Bank as a member of the same affiliated group of corporations.
State Taxation
Eagle Financial Bancorp, Inc. and Eagle Savings Bank are subject to Ohio taxation in the same general manner as other financial institutions. In particular, Eagle Financial Bancorp, Inc. and Eagle Savings Bank will file a consolidated Ohio Financial Institutions Tax (FIT) return. The FIT is based upon the net worth of the consolidated group. For Ohio FIT purposes, savings institutions are currently taxed at a rate equal to 0.8% of taxable net worth. Eagle Savings Bank is not currently under audit with respect to its Ohio FIT returns.
As a Maryland business corporation, Eagle Financial Bancorp, Inc. will be required to file an annual personal property tax return with the State of Maryland. Eagle Savings Bank’s state income tax returns have not been audited in recent years.

ITEM 1A.
Risk Factors

Not required for smaller reporting companies.
ITEM 1B.
Unresolved Staff Comments

Not applicable.
ITEM 2.
Properties

At December 31, 2017, the net book value of our properties was $3.9 million, and the net book value of our furniture, fixtures and equipment (including computer software) was $436,000. The following table sets forth information regarding our offices.
Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:
6415 Bridgetown Road Cincinnati, OH 45248	Owned	2003	$2,530
Branch Offices:
5681 Rapid Run Rapid Run Plaza (at Neeb Rd.) Cincinnati, OH 45238	Leased	2009	30
3420 Edwards Road Cincinnati, OH 45208	Owned	2014	1,365
We believe that our current facilities are adequate to meet our present and foreseeable needs, other than modest and customary repair and replacement needs.
ITEM 3.
Legal Proceedings

At December 31, 2017, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes are immaterial to our financial condition, our results of operations and our cash flows.
ITEM 4.
Mine Safety Disclosures.

None.

PART II
ITEM 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “EFBI”. The approximate number of holders of record of Eagle Financial Bancorp, Inc.’s common stock as of March 23, 2018 was 212. Certain shares of Eagle Financial Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. Eagle Financial Bancorp, Inc. began trading on the NASDAQ Capital Market on July 21, 2017.
	Price Per Share
	2017
	High	Low
Fourth quarter	$19.50	$15.62
Third quarter	19.57	14.92
Eagle Financial Bancorp, Inc. has never paid a cash dividend. The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. In determining whether and in what amount to pay a cash dividend, the Board takes into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that cash dividends will ever be paid or that, if paid, will not be reduced.
The available sources of funds for the payment of a cash dividend in the future are interest and principal payments with respect to Eagle Financial Bancorp, Inc.’s loan to the Employee Stock Ownership Plan, and dividends from Eagle Savings Bank.
Under the rules of the FDIC and the Federal Reserve Board, Eagle Savings Bank is not permitted to make a capital distribution if, after making such distribution, it would be undercapitalized. For information concerning additional federal laws and regulations regarding the ability of Eagle Savings Bank to make capital distributions, including the payment of dividends to Eagle Financial Bancorp, Inc., see “Item 1 — Business — Taxation — Federal Taxation” and “Item 1 — Business — Supervision and Regulation.”
Unlike Eagle Savings Bank, the Company is not restricted by FDIC regulations on the payment of dividends to its shareholders. However, in connection with the FDIC’s conditional approval of Eagle Savings Bank’s conversion, Eagle Financial Bancorp, Inc. made a commitment to the FDIC that Eagle Financial Bancorp, Inc. will not declare any distributions of capital to stockholders, including cash dividends or returns of capital, during the 12-month period following the closing of the conversion, except with the written approval of the Federal Reserve Board. In addition, for three years after the conversion, Eagle Savings Bank may not make any distributions of capital to Eagle Financial Bancorp, Inc. without the prior written approval of the FDIC if such action would cause Eagle Savings Bank’s leverage and total capital ratios to fall below 8.0 percent and 12.0 percent, respectively. Maryland law also restricts the amount of dividends Eagle Financial Bancorp, Inc. may pay on its common stock. Under Maryland law, Eagle Financial Bancorp, Inc. may only pay a dividend on its common stock if, after giving effect to such dividend, (i) it would be able to pay its indebtedness as the indebtedness comes due in the usual course of business and (ii) its total assets exceed the sum of its liabilities and the amount needed, if Eagle Financial Bancorp, Inc. were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of any holders of capital stock who have a preference in the event of dissolution. However, even if Eagle Financial Bancorp, Inc.’s assets are less than the amount necessary to satisfy the requirement set forth above, Eagle Financial Bancorp, Inc. may pay dividends from: (i) its net earnings for the fiscal year in which the distribution is made; (ii) its net earnings for the preceding fiscal year; or (iii) the sum of its net earnings for the preceding eight fiscal quarters. The payment of dividends by Eagle Financial Bancorp, Inc. is also subject to limitations that are imposed by applicable regulation. The holders of common stock of

Eagle Financial Bancorp, Inc. will be entitled to receive and share equally in dividends as may be declared by our board of directors out of funds legally available therefor. If Eagle Financial Bancorp, Inc. issues shares of preferred stock, the holders thereof may have a priority over the holders of the common stock with respect to dividends. In addition, the Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Federal Reserve Board guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Eagle Financial Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.
At December 31, 2017, Eagle Financial Bancorp, Inc. did not have any equity compensation plans. Eagle Financial Bancorp, Inc. did not repurchase any of its shares during the year ended December 31, 2017.
ITEM 6.
Selected Financial Data

The following tables set forth selected consolidated historical financial and other data of Eagle Financial Bancorp, Inc. and subsidiary at or for the year ended December 31, 2017. Selected historical financial and other data at or for the year ended December 31, 2016 are for Eagle Savings Bank. The following information is only a summary, and should be read in conjunction with the business and financial information contained elsewhere in this annual report. The information at and for the years ended December 31, 2017 and 2016 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of Eagle Financial Bancorp, Inc. and subsidiary beginning at page 47 of this annual report.
	At December 31,
	2017	2016
	(In thousands)
Selected Financial Condition Data:
Total assets	$131,082	$115,973
Cash and cash equivalents	15,350	19,589
Interest-bearing time deposits in other banks	5,079	346
Loans held for sale	3,336	2,732
Loans, net	96,529	83,048
Premises and equipment at depreciated cost	4,361	4,340
Bank-owned life insurance	1,912	1,865
FHLB lender risk account receivable	3,168	2,698
Deposits	101,118	100,044
FHLB advances	9	28
Total shareholders’ equity	27,377	13,477

	For the Years Ended December 31,
	2017	2016
	(In thousands)
Selected Operations Data:
Interest and dividend income	$4,256	$3,803
Interest expense	663	722
Net interest income	3,593	3,081
Provision for loan losses	102	83
Net interest income after provision for loan losses	3,491	2,998
Non-interest income	2,172	3,306
Non-interest expense	5,405	4,579
Income before income taxes	258	1,725
Income tax (benefit)	(82)	265
Net Income	$340	$1,460

	At or For the Years Ended December 31,
	2017	2016
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.28%	1.30%
Return on average equity	1.82%	11.29%
Interest rate spread(1)	3.22%	2.94%
Net interest margin(2)	3.30%	3.02%
Efficiency ratio(3)	93.76%	71.69%
Non-interest expense to average total assets	4.37%	4.07%
Average interest-earning assets to average interest-bearing liabilities	111.08%	109.68%
Average equity to average total assets	15.10%	11.49%
Asset Quality Ratios:
Non-performing assets to total assets	1.04%	0.72%
Non-performing loans to total loans	1.30%	0.87%
Non-performing assets excluding accruing troubled debt restructurings to total assets	0.60%	0.09%
Non-performing loans excluding accruing troubled debt restructurings to total loans	0.75%	0.06%
Allowance for loan losses to non-performing loans	86.58%	145.21%
Allowance for loan losses to total loans	1.12%	1.27%
Capital Ratios:
Total capital (to risk-weighted assets)	18.0%	14.1%
Common equity Tier 1 capital (to risk-weighted assets)	17.0%	13.0%
Tier 1 capital (to risk-weighted assets)	17.0%	13.0%
Tier 1 capital (to average assets)	15.6%	11.2%
Other Data:
Number of full service offices	3	3

(1)
Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)
The net interest margin represents net interest income as a percent of average interest-earning assets for the year.

(3)
The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

ITEM 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help investors understand the financial performance of Eagle Financial Bancorp, Inc. and its subsidiary through a discussion of the factors affecting our financial condition at December 31, 2017 and 2016 and our results of operations for the years ended December 31, 2017 and 2016. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear beginning on page 47 of this annual report.
Overview
Eagle Savings Bank provides financial services to individuals and businesses from our main office and two branch offices in Cincinnati, Ohio. Our primary deposit-taking market includes the local communities surrounding our bank offices. Our primary lending market is Hamilton County, Ohio, and the adjoining counties of Butler, Warren and Clermont Counties in Ohio, Boone, Kenton and Campbell Counties in Kentucky, and Dearborn County in Indiana.
Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential real estate loans, commercial real estate and land loans, home equity loans and lines of credit and construction loans. To a lesser extent, we also make commercial business loans, multi-family real estate loans and other consumer loans. At December 31, 2017, $60.8 million, or 57.8% of our total loan portfolio, was comprised of one- to four-family residential real estate loans. At that same date, $13.7 million, or 13.1% of our total loan portfolio, was comprised of commercial real estate and land loans, and $12.6 million, or 12.0% of our total loan portfolio, was comprised of consumer loans, all but $14,000 of which were home equity loans and lines of credit.
During the past year, we have hired new senior officers and credit support staff to support the managed growth of our lending operations using the proceeds of the offering. We intend to increase our commercial real estate, adjustable rate one- to four-family loans, construction and home equity lending. We consider these areas to be part of our core competencies and historical strengths.
We also emphasize mortgage banking with four mortgage loan officers. Our revenue from gain on sales of loans was $1.9 million and $2.1 million for the years ended December 31, 2017 and 2016, respectively. We intend to expand our mortgage lending business, including the addition of up to six new commission-based mortgage lenders over the next three years.
We offer a variety of deposit accounts, including checking accounts, savings accounts, money market demand accounts and certificate of deposit accounts. We utilize advances from the FHLB-Cincinnati for liquidity and for asset/liability management purposes. At December 31, 2017, we had $9,000 in advances outstanding with the FHLB-Cincinnati.
Our results of operations depend primarily on our net interest income and our noninterest income, including from our mortgage banking operations. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense.
Our non-interest income currently consists primarily of gain on sale of mortgage loans, checking account service fee income, interchange fees from debit card transactions and income from bank owned life insurance. Non-interest expense currently consists primarily of expenses related to compensation and employee benefits, occupancy and equipment, data processing, legal and other professional expenses, franchise taxes, advertising expense, federal deposit insurance premiums, prepayment penalties on FHLB-Cincinnati advances, impairment losses on foreclosed real estate and other operating expenses.
We invest in bank-owned life insurance to provide us with a funding source to offset some of the costs of our supplemental retirement plan obligations. Bank owned life insurance provides us with non-interest income that is nontaxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital. At December 31, 2017, this limit was $5.0 million, and we had invested $1.9 million in bank-owned life insurance.

Business Strategy
Our current business strategy is to operate as a well-capitalized and profitable community bank dedicated to serving the needs of our consumer and business customers, and offering personalized and efficient customer service. We are a very small financial institution, and we believe that managing prudent yet consistent asset growth in order to increase revenue is critical to our long-term success. Following the conversion and offering, we have focused on increasing our portfolio of shorter term, higher yielding loans, continuing to grow our mortgage banking operations and increasing our “core” deposit base.
Highlights of our business strategy include:
•
Continuing to expand our mortgage banking operations.   Since 2001, we have expanded our mortgage banking operations, and we intend to further increase this part of our business. In 2017, we originated $82.8 million of one- to four-family residential loans, of which we sold $66.8 million to the secondary market, compared to $94.4 million of such loans originated in fiscal 2016, of which $81.7 million were sold. We currently employ five residential mortgage loan originators. We intend to hire another five or six new loan officers over the next three years, as well as additional support staff, in order to continue to increase our mortgage banking operations. These loans are currently primarily sold to the FHLB-Cincinnati, although we are approved for sale of loans to Freddie Mac and expect to increase our sale of residential mortgage loans to other third parties in the future. Although we have no specific plans to do so at this time, we may seek to add one or more loan production offices in attractive areas in our lending market should the opportunity arise in the future.

•
Growing our portfolios of shorter term, higher yielding loans, including commercial business loans, commercial real estate loans, adjustable rate one- to four-family loans, construction loans, and home equity loans and lines of credit.    With the proceeds from the offering, we intend to leverage our existing lending capabilities to grow our portfolios of commercial real estate, commercial business, adjustable rate one- to four-family loans, construction loans and home equity loans and lines of credit. These types of loans generally have shorter terms and higher yields than loans secured by one- to four-family residential properties. Increasing the percentage of such loans in our portfolio will help increase our net interest income and assist us in managing interest rate risk. Commercial real estate, adjustable rate one- to four-family loans, construction and home equity lending are part of our core competencies and historical strengths. The additional capital raised in the stock offering will also allow us to leverage our existing infrastructure and lending team to increase our commercial real estate, commercial business, construction and home equity lending. See “Business of Eagle Savings Bank — Lending Activities.

•
Increasing our “core” deposit base.   We are seeking to increase our core deposit base, particularly checking accounts. Core deposits include all deposit account types except certificates of deposit. Core deposits are our least costly source of funds and our least rate sensitive deposits, and improve our interest rate spread and interest rate risk. These deposits also represent our best opportunity to develop customer relationships that enable us to cross-sell our full complement of products and services. In addition, core deposits contribute non-interest income from account-related fees and services and are generally less sensitive to withdrawal when interest rates fluctuate. In recent years, we have significantly expanded and improved the products and services we offer our retail and business deposit customers who maintain core deposit accounts and have improved our infrastructure for electronic banking services, including online banking, mobile banking, bill pay, and e-statements. The deposit infrastructure we have established can accommodate significant increases in retail and business deposit accounts without additional capital expenditure. We expect that our increased commercial lending will help us increase our business deposit customers.

•
Implementing a managed growth strategy while maintaining high asset quality.    We emphasize a disciplined credit culture based on sound underwriting standards and credit administration, market knowledge, close ties to our customers and experienced loan officers. At December 31, 2017, our non-performing assets equaled 1.04% of total assets. We intend to pursue a managed growth strategy for the foreseeable future, with the goal of improving the profitability of our business through increased net interest income and non-interest income from our mortgage banking operations. However, we intend to maintain strict, quality-oriented loan underwriting and credit monitoring processes as we grow our operations.
•
Remaining a community-oriented institution.   We were organized in 1882 and have been operating continuously in and around our market since that time. We have trained our employees to focus on high quality service in order to maintain and build a loyal customer base. We believe that the establishment and funding of The Eagle Savings Bank Charitable Foundation will further promote our relationships and exposure in our market area through our support of charitable organizations operating in our local community now and in the future.

These strategies are intended to guide our investment of the net proceeds from the offering. We intend to continue to pursue our business strategy with the proceeds from the offering, subject to changes necessitated by future market conditions, regulatory restrictions and other factors.
Achieving our growth targets will require us to attract customers that currently bank at other financial institutions in our market area. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced employees, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market area and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected.
Anticipated Increase in Non-interest Expense
Following the completion of the conversion and stock offering, our non-interest expense has increased because of the increased costs associated with operating as a public company, and the increased compensation expenses associated with the purchase of shares of common stock by our employee stock ownership plan. In addition, the possible implementation of one or more stock-based benefit plans, if approved by our stockholders would further increase our non-interest expense. Finally, we expect that we will add additional staff to meet the demands of being a public company, which will increase our compensation costs.
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
FHLB-Cincinnati Lender Risk Account Receivable.   Certain loan sale transactions with the FHLB-Cincinnati provide for establishment of a LRA. The LRA consists of amounts withheld from loan sale proceeds by the FHLB-Cincinnati for absorbing inherent losses that are probable on those sold loans. These withheld funds are an asset as they are scheduled to be paid to us in future years, net of any credit losses on those loans sold. The receivables are initially measured at fair value. The fair value is estimated by discounting the cash flows over the life of each master commitment contract. The accretable yield is amortized over the life of the master commitment contract. Expected cash flows are re-evaluated at each measurement date. If there is an adverse change in expected cash flows, the accretable yield would be adjusted on a prospective basis and the asset would be evaluated for impairment.
Comparison of Financial Condition at December 31, 2017 and December 31, 2016
Total Assets.   Total assets were $131.1 million at December 31, 2017, an increase of  $15.1 million, or 13.0%, over the $116.0 million at December 31, 2016. The increase was primarily comprised of an increase in net loans of  $13.5 million and an increase in interest-bearing time deposits in other banks of $4.7 million, partially offset by a decrease in cash and cash equivalents of  $4.2 million.
Net Loans.   Net loans increased by $13.5 million, or 16.2%, to $96.5 million at December 31, 2017 from $83.0 million at December 31, 2016. During the year ended December 31, 2017, we originated $117.5 million of loans, $82.8 million of which were one- to four-family residential real estate loans, and sold $66.8 million of loans in the secondary market. During the year ended December 31, 2017, one- to four-family residential real estate loans increased $13.1 million, or 27.5%, to $60.8 million at December 31, 2017, from $47.7 million at December 31, 2016; multi-family loans decreased $429,000, or 17.1%, to $2.1 million at December 31, 2017; commercial real estate loans and land loans increased $108,000, or 0.8%, to $13.7 million at December 31, 2017; construction loans increased $894,000, or 9.4%, to $10.4 million at December 31, 2017; home equity and other consumer loans decreased $2.0 million, or 13.9% to $12.6 million at December 31, 2017; and commercial loans increased $3.8 million, or 211.2% to $5.5 million at December 31, 2017. Increases in loan balances reflect our strategy to grow and diversify our loan portfolio, with an emphasis on increasing commercial, commercial real estate and adjustable rate one to four family loans, as a shift in strategy from our traditional portfolio focus on one- to four-family fixed rate residential loans. Such growth has been achieved amid strong competition for commercial real estate and one- to four-family residential mortgage loans in our market area in the current low interest rate environment. We primarily sell loans on a servicing released basis. We sell loans in transactions with the FHLB-Cincinnati, through its mortgage purchase program, and to other investors. We sold $67.4 million of loans in fiscal 2017. Loans serviced for these investors were $2.2 million at December 31, 2017. Management intends to continue this sales activity in future periods.
Interest-Bearing Deposits in Other Banks.   The Bank’s investment in certificates of deposit in other banks increased by $4.7 million, or 1367.9%, to a total of  $5.1 million at December 31, 2017, compared to $346,000 at December 31, 2016.
Foreclosed Real Estate Held for Sale, Net.   Foreclosed assets decreased $55,000, or 100.0%, to $0 at December 31, 2017 from $55,000 at December 31, 2016, as we sold $55,000 of foreclosed properties. There were no additions to foreclosed real estate held for sale, net.
Deposits.   Deposits increased by $1.1 million, or 1.1%, to $101.1 million at December 31, 2017 from $100.0 million at December 31, 2016. Our core deposits increased $691,000, or 1.2%, to $59.4 million at December 31, 2017 from $58.7 million at December 31, 2016. Certificates of deposit increased $383,000, or 0.9%, to $41.7 million at December 31, 2017 from $41.3 million at December 31, 2016. During the year ended December 31, 2017, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.
Federal Home Loan Bank Advances.   FHLB-Cincinnati advances decreased $19,000, or 67.9%, to $9,000 at December 31, 2017 from $28,000 at December 31, 2016. The aggregate cost of these advances was 3.33% at December 31, 2017, compared to our cost of deposits of 0.67% at that same date.
Shareholders’ Equity.   Total shareholders’ equity increased $13.9 million, or 102.8%, to $27.3 million at December 31, 2017 from $13.5 million at December 31, 2016. The increase was primarily due to $13.4 million of net proceeds from our conversion and offering and from net income of  $340,000 during the year ended December 31, 2017.
Comparison of Operating Results for the Years Ended December 31, 2017 and December 31, 2016
General.    Our net income for the year ended December 31, 2017 was $340,000, compared to a net income of  $1.5 million for the year ended December 31, 2016, a decrease of  $1.1 million, or 76.7%. The decrease in net income was primarily due to a decrease in non-interest income due to the absence of benefit proceeds in excess of the cash surrender value of bank-owned life insurance of  $940,000 for the year ended December 31, 2016, and an $826,000 increase in non-interest expense for the year ended December 31, 2017 as a result of expense related to the completion of our stock offering including a $500,000 cash contribution to the Eagle Savings Bank Charitable Foundation. These negative changes were partially offset by a $453,000 increase in interest and dividend income for the year ended December 31, 2017.
Interest Income.   Interest income increased $453,000, or 11.9%, to $4.3 million for the year ended December 31, 2017 from $3.8 million for the year ended December 31, 2016. This increase was primarily attributable to a $342,000 increase in interest income on loans and an increase of  $111,000 on other interest earning assets. The average balance of loans during the year ended December 31, 2017 increased by $6.5 million, or 7.7%, from the average balance for the year ended December 31, 2016, while the average yield on loans increased by six basis points to 4.47% for the year ended December 31, 2017 from 4.41% for the year ended December 31, 2016. The increase in average yield on loans was due in large part to the rising interest rate environment. Interest income on interest-earning deposits, including certificates of deposit in other financial institutions and dividends on FHLB stock, increased $111,000, or 105.7%, for the year ended December 31, 2017, as a result of an increase in the average balance of  $397,000 and by an increase in the average yield of 59 basis points, to 1.16%.

Interest Expense.    Total interest expense decreased $59,000, or 8.2%, to $663,000 for the year ended December 31, 2017 from $722,000 for the year ended December 31, 2016. Interest expense on deposit accounts decreased $27,000, or 3.9%, to $662,000 for the year ended December 31, 2017 from $689,000 for the year ended December 31, 2016. The decrease was due primarily to a decrease in the average cost of total interest-bearing deposits of eight basis points to 0.67% for the year ended December 31, 2017 from 0.75% for the year ended December 31, 2016.
Interest expense on FHLB advances decreased $32,000, or 97.0%, to $1,000 for the year ended December 31, 2017 from $33,000 for the year ended December 31, 2016. The average balance of advances decreased by $759,000 to $18,000 for the year ended December 31, 2017, compared to $777,000 for the year ended December 31, 2016, while the average cost of these advances decreased by 92 basis points to 3.33% from 4.25%. The decrease in the average balance of advances resulted from the Bank prepaying a $3.0 million FHLB-Cincinnati advance during the year ended December 31, 2016.
Net Interest Income.   Net interest income increased $512,000, or 16.6%, to $3.6 million for the year ended December 31, 2017, compared to $3.1 million for the year ended December 31, 2016. The increase reflected an increase in total interest and dividend income of  $453,000. Our net interest margin increased to 3.30% for the year ended December 31, 2017 from 3.02% for the year ended December 31, 2016. The interest rate spread and net interest margin were impacted by the addition to portfolio of higher yielding loans, the effect of rising interest rates on other interest bearing deposits, and the lower cost of funds for the year ended December 31, 2017, compared to the year ended December 31, 2016.
Provision for Loan Losses.   Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a provision for loan losses of  $102,000 for the year ended December 31, 2017 and $83,000 for the year ended December 31, 2016. The allowance for loan losses was $1.2 million, or 1.12% of total loans, at December 31, 2017, compared to $1.1 million, or 1.27% of total loans, at December 31, 2016. The provisions for loan losses in 2017 and 2016 were due primarily to increases in our total loan portfolio and changes in the composition of the portfolio. Total non-performing loans were $1.4 million at December 31, 2017, compared to $783,000 at December 31, 2016. Classified and special mention loans were $2.5 million at December 31, 2017, compared to $1.8 million at December 31, 2016. Total loans past due 30 days or more were $1.0 million and $830,000 at December 31, 2017 and 2016, respectively. Net charge-offs totaled $58,000 for the year ended December 31, 2017, compared to $18,000 of net recoveries for the year ended December 31, 2016.
Non-Interest Income.   Non-interest income decreased $1.1 million, or 34.3%, to $2.2 million for the year ended December 31, 2017 from $3.3 million for the year ended December 31, 2016. The decrease was primarily due to a slight decrease in the net gain on loan sales of  $201,000 for the year ended December 31, 2017, and a decrease from the benefit proceeds in excess of the cash surrender value of bank-owned life insurance of  $940,000 for the year ended December 31, 2016.
Non-Interest Expense.   Non-interest expense increased $826,000, or 18.0%, to $5.4 million for the year ended December 31, 2017, compared to $4.6 million for the year ended December 31, 2016. The increase is reflective of increases in compensation and benefits and other expenses. Compensation and benefits increased by $832,000, or 33.8%, to $3.3 million for the year ended December 31, 2017 from $2.5 million for the year ended December 31, 2016. Charitable contributions increased $498,000 to $511,000 for the year ended December 31, 2017 from $13,000 for the year ended December 31, 2016. The increase in compensation and benefits resulted from a full year of expense in 2017 compared to part of the year for new employees added in 2016. The increase in charitable contribution expense was the result of a $500,000 charitable contribution made to the Eagle Savings Bank Charitable Foundation, a cost related to our conversion to a stock company that was recognized during the third quarter of 2017.
Non-interest expense can be expected to increase compared to historical expense levels because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.
Federal Income Taxes.    Federal income taxes decreased by $347,000 to a tax benefit of $82,000 for the year ended December 31, 2017, compared to tax expense of $265,000 for the year ended December 31, 2016. The decrease in income taxes resulted from a tax reform adjustment which revalued our tax deferred assets and liabilities at 21% from 34% for the year ended December 31, 2017.

Average Balances and Yields
The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the years indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.
	At December 31, 2017	For the Year Ended December 31,
		2017			2016
	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans, net	4.29%	$90,308	$4,040	4.47%	$83,854	$3,698	4.41%
Other interest-earning assets	1.56	18,690	216	1.16	18,293	105	0.57
Total interest-earning assets	3.81	108,998	4,256	3.90	102,147	3,803	3.72
Non-interest-earning assets		14,559			10,382
Total assets		$123,557			$112,529
Interest-bearing liabilities:
Interest-bearing checking	0.16%	$18,870	25	0.13	$15,733	41	0.26
Savings	0.15	16,241	24	0.15	14,152	21	0.15
Money market demand	0.23	20,683	47	0.23	20,587	65	0.32
Certificates of deposit	1.37	42,314	566	1.34	41,879	562	1.34
Total interest-bearing deposits	0.69	98,108	662	0.67	92,351	689	0.75
FHLB advances	3.33	18	1	3.33	777	33	4.25
Total interest-bearing liabilities	0.69	98,126	663	0.68	93,128	722	0.78
Other non-interest-bearing liabilities		6,768			6,473
Total liabilities		104,894			99,601
Shareholders’ Equity		18,663			12,928
Total liabilities and shareholders’ equity		$123,557			$112,529
Net interest income			$3,593			$3,081
Net interest rate spread(1)	3.12			3.22%			2.94%
Net interest-earning assets(2)		$10,872			$9,019
Net interest margin(3)				3.30%			3.02%
Average of interest-earning assets to interest-bearing liabilities		111.08%			109.68%

(1)
Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)
Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)
Net interest margin represents net interest income divided by total interest-earning assets.

Rate/Volume Analysis
The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Years Ended December 31, 2017 vs. 2016
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$293	$49	$342
Other interest-earning assets	1	110	111
Total interest-earning assets	294	159	453
Interest-bearing liabilities:
Interest-bearing checking	7	(23)	(16)
Savings	3	—	3
Money market demand	1	(19)	(18)
Certificates of deposit	4	—	4
Total deposits	15	(42)	(27)
FHLB advances	(40)	8	(32)
Total interest-bearing liabilities	(25)	(34)	(59)
Change in net interest income	$319	$193	$512

Management of Market Risk
General.    A significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset-Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors.
Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we use to manage interest rate risk are:
•
originating commercial real estate and multi-family, commercial business and construction loans, and home equity loans and lines of credit, all of which tend to have shorter terms to maturity or repricing and higher interest rates than one- to four-family residential real estate loans, and can generate non-interest-bearing checking accounts;

•
selling substantially all of our newly-originated longer-term fixed-rate one- to four-family residential real estate loans and retaining the shorter-term fixed- and adjustable-rate one- to four-family residential real estate loans that we originate, subject to market conditions and periodic review of our asset/liability management needs; and

•
increasing core deposits, including checking accounts, money market accounts and savings accounts, which are less interest rate sensitive than certificates of deposit.

Our board of directors is responsible for the review and oversight of our Asset/Liability Committee, which is comprised of our executive management team and other essential operational staff. This committee is charged with developing and implementing an asset/liability management plan, and meets at least monthly to review pricing and liquidity needs and assess our interest rate risk. We look at two types of simulations impacted by changes in interest rates, which are net portfolio value analysis and net interest income analysis.

Net Portfolio Value.   We compute amounts by which the net present value of our cash flow from assets, liabilities and off-balance sheet items (net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. We measure our interest rate risk and potential change in our NPV through the use of an internal financial model integrated with our core service provider. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.
The table below sets forth, as of December 31, 2017, the calculation of the estimated changes in our net portfolio value that would result from the specified immediate changes in interest rates.
				NPV as a Percentage of Present Value of Assets(3)
Change in Interest Rates (basis points)(1)	Estimated NPV(2)	Estimated Increase (Decrease) in NPV		NPV Ratio(4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$32,526	$(6,476)	(16.60)%	25.42%	(385)
+200	34,567	(4,435)	(11.37)%	26.65%	(262)
+100	36,700	(2,302)	(5.90)%	27.91%	(136)
—	39,002	—	—	29.27%	—
-100	36,882	(2,120)	(5.44)%	27.29%	(198)

(1)
Assumes an immediate uniform change in interest rates at all maturities.

(2)
NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)
NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2017, in the event of an instantaneous parallel 100 basis point decrease in interest rates, we would experience a 5.4% decrease in net portfolio value. In the event of an instantaneous 100 basis point increase in interest rates, we would experience a 5.9% decrease in net portfolio value. The net portfolio value as calculated in our model decreases in both rising and falling interest rate environments. The value of assets move inversely to interest rates while the value of liabilities move directly with interest rates. In a rising interest rate environment, the economic value of assets would decrease while liabilities would increase. In a falling interest rate environment, the increase in economic value for deposits (i.e., the value of our liabilities) would exceed that of loans. Due to the historically low current interest rate environment, the discount rate applied to the deposits drive the economic value higher while cash flows are stable.
Net Interest Income Analysis.    We analyze our sensitivity to changes in interest rates through our net interest income simulation model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2017 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income.
Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.
Rate Shift(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$3,589	(14.91)%
+300	3,756	(10.95)%
+200	3,921	(7.04)%
+100	4,076	(3.37)%
Level	4,218	—
-100	3,870	(8.25)%

(1)
The calculated changes assume an immediate shock of the static yield curve.

Depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, we may place greater emphasis on maximizing our net interest margin than on strictly matching the interest rate sensitivity of our assets and liabilities. We believe that the increased net income which may result from an acceptable mismatch in the actual maturity or re-pricing of our assets and liabilities can, during periods of declining or stable interest rates, provide sufficient returns to justify an increased exposure to sudden and unexpected increases in interest rates.
We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.
Liquidity and Capital Resources
Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and proceeds from the sale of loans. We also have the ability to borrow from the FHLB-Cincinnati. At December 31, 2017, we had the capacity to increase our borrowings by approximately $29.8 million from the FHLB-Cincinnati and an additional $10.0 million on a line of credit with the FHLB-Cincinnati. At December 31, 2017, we had $9,000 outstanding in advances from the FHLB-Cincinnati.
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
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $396,000 for the year ended December 31, 2017, while net cash provided by operating activities was $150,000 for the year ended December 31, 2016, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, the purchase of interest-bearing time deposits in other banks, offset by principal collections on loans, was $18.5 million for the year ended December 31, 2017, while the net cash used by investing activities was $4.2 million for the year ended December 31, 2016, respectively. Net cash provided by financing activities, consisting primarily of the proceeds from our conversion and offering, and a net increase in deposits was $14.6 million and $4.6 million for the years ended December 31, 2017 and 2016, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.
At December 31, 2017, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of  $20.2 million, or 15.6% of adjusted total assets, which is above the well-capitalized required level of  $6.5 million, or 5.0%; and total risk-based capital of  $21.4 million, or 18.0% of risk-weighted assets, which is above the well-capitalized required level of  $11.9 million, or 10.0%. Accordingly, Eagle Savings Bank was categorized as well capitalized at December 31, 2017 and 2016. Management is not aware of any conditions or events since the most recent notification that would change our category.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Commitments.   As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2017, we had outstanding commitments to originate loans of  $23.0 million, including undisbursed funds on construction loans and funds available on undrawn lines of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature within one year from December 31, 2017 totaled $19.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.
Contractual Obligations.    In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.
Recent Accounting Pronouncements
Please refer to Note 18 to the Financial Statements for the years ended December 31, 2017 and 2016 contained elsewhere in this Annual Report for a description of recent accounting pronouncements that may affect our financial condition and results of operations.
Impact of Inflation and Changing Price
The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
ITEM 7A.
Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

ITEM 8.
Financial Statements and Supplementary Data

* * *

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors and Audit Committee
Eagle Financial Bancorp, Inc.
Cincinnati, Ohio
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eagle Financial Bancorp, Inc. (Company) as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.
We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ BKD, LLP
BKD, LLP
We have served as the Company’s auditor since 2012.
Cincinnati, Ohio
March 23, 2018

Eagle Financial Bancorp, Inc.

Consolidated Balance Sheets
December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)
	December 31,
	2017	2016
Assets
Cash and due from banks	$519	$459
Federal Reserve Bank and Federal Home Loan Bank (FHLB) demand accounts	14,831	19,130
Cash and cash equivalents	15,350	19,589
Interest-bearing time deposits in other banks	5,079	346
Loans held for sale	3,336	2,732
Loans, net of allowance for loan losses of $1,181 and $1,137 for 2017 and 2016, respectively	96,529	83,048
Premises and equipment – at depreciated cost	4,361	4,340
FHLB stock – at cost	736	728
Foreclosed real estate held for sale, net	—	55
Bank-owned life insurance (BOLI)	1,912	1,865
FHLB lender risk account receivable	3,168	2,698
Accrued interest receivable	287	270
Prepaid federal income taxes	37	75
Other assets	287	227
Total assets	$131,082	$115,973
Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$4,032	$4,816
Interest-bearing	97,086	95,228
Total deposits	101,118	100,044
FHLB advances	9	28
Advances from borrowers for taxes and insurance	866	716
Accrued interest payable	1	1
Accrued supplemental retirement plans	1,079	868
Deferred federal tax liability	315	554
Other liabilities	357	285
Total liabilities	103,745	102,496
Shareholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 1,612,808 shares issued and outstanding	16	—
Additional paid-in capital	14,730	—
Retained earnings	13,817	13,477
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(1,226)	—
Total shareholders’ equity	27,337	13,477
Total liabilities and shareholders’ equity	$131,082	$115,973

See Notes to the Consolidated Financial Statements

Eagle Financial Bancorp, Inc.

Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)
	2017	2016
Interest and Dividend Income
Interest earned on loans	$4,040	$3,698
Dividends on FHLB stock	40	29
Other interest-earning deposits	176	76
Total interest and dividend income	4,256	3,803
Interest Expense
Interest on deposits	662	689
FHLB advances	1	33
Total interest expense	663	722
Net Interest Income	3,593	3,081
Provision for Loan Losses	102	83
Net Interest Income After Provision for Loan Losses	3,491	2,998
Noninterest Income
Net gains on loan sales	1,930	2,131
Other service charges and fees	195	187
Death benefit proceeds in excess of cash surrender value of BOLI	—	940
Income from BOLI	47	48
Total noninterest income	2,172	3,306
Noninterest Expense
Compensation and benefits	3,295	2,463
Occupancy and equipment, net	242	226
Data processing	370	360
Legal and professional services	218	189
FDIC premium expense	27	57
Foreclosed real estate impairments and expenses, net	9	32
Franchise and other taxes	108	109
Advertising	121	179
ATM processing expense	85	81
FHLB advance prepayment penalty	—	121
Death benefit obligation expense	—	410
Charitable contribution expense	511	13
Other expenses	419	339
Total noninterest expense	5,405	4,579
Income Before Income Taxes	258	1,725
Income Taxes
Current	157	148
Deferred	(239)	117
Total income taxes (benefits)	(82)	265
Net Income and Comprehensive Income	$340	$1,460
Earnings per share	$0.51	N/A

See Notes to the Consolidated Financial Statements

Eagle Financial Bancorp, Inc.

Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Total
Balance at January 1, 2016	$—	$—	$12,017	$—	$12,017
Net income	—	—	1,460	—	1,460
Balance at December 31, 2016	$—	$—	$13,477	$—	$13,477
Net income	—	—	340	—	340
Proceeds from issuance of 1,612,808 shares of common stock, net of offering costs	16	14,689	—	(1,290)	13,415
ESOP shares earned	—	41	—	64	105
Balance at December 31, 2017	$16	$14,730	$13,817	$(1,226)	$27,337

See Notes to the Consolidated Financial Statements

Eagle Financial Bancorp, Inc.

Consolidated Statements of Cash Flows
Years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)
	2017	2016
Operating Activities
Net income	$340	$1,460
Items not requiring (providing) cash:
Depreciation and amortization	167	174
Proceeds on sale of loans in the secondary market	68,006	83,873
Loans originated for sale in the secondary market	(66,680)	(82,035)
Gain on sale of loans	(1,930)	(2,131)
Provision for loan losses	102	83
(Gain) loss on sale of foreclosed real estate	3	(12)
Deferred federal tax liability	(239)	117
Death benefit proceeds in excess of cash surrender value of BOLI	—	(940)
Increase in cash surrender value of BOLI	(47)	(48)
Impairment on foreclosed real estate	3	3
ESOP compensation expense	105	—
Changes in:
FHLB lender risk account receivable	(470)	(486)
Accrued interest receivable	(17)	(10)
Other assets and prepaid federal income taxes	(22)	14
Accrued supplemental retirement plans	211	99
Accrued expenses and other liabilities	72	(11)
Net cash flows (used in) provided by operating activities	(396)	150
Investing Activities
Net (increase) decrease in interest-bearing time deposits in other banks	(4,733)	496
Net increase in loans	(13,557)	(5,317)
Loans purchased	—	(1,176)
Purchase of FHLB stock	(8)	(1)
Purchase of premises and equipment	(214)	(104)
Proceeds from sale of foreclosed real estate	49	432
Death benefit proceeds received	—	1,485
Net cash used in investing activities	(18,463)	(4,185)
Financing Activities
Net increase in deposits	1,074	7,594
Repayment of FHLB advances	(19)	(3,024)
Proceeds from issuance of common stock, net of offering costs	13,415	—
Net increase in advances from borrowers for taxes and insurance	150	42
Net cash provided by financing activities	14,620	4,612
Increase (Decrease) in Cash and Cash Equivalents	(4,239)	577
Cash and Cash Equivalents, Beginning of Year	19,589	19,012
Cash and Cash Equivalents, End of Year	$15,350	$19,589
Supplemental Cash Flows Information:
Interest paid	$663	$733
Income taxes paid	120	90
See Notes to the Consolidated Financial Statements

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)
Note 1:   Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Eagle Financial Bancorp, Inc. (the “Company”), a Maryland corporation and registered savings and loan holding company, was formed on February 21, 2017 to become the holding company for Eagle Savings Bank (the “Bank”). The Bank, an Ohio chartered savings and loan association, completed its mutual-to-stock conversion on July 20, 2017. In connection with the Bank’s conversion, the Company acquired 100% ownership of the Bank and the Company offered and sold 1,572,808 shares of its common stock at $10.0 per share, for gross offering proceeds of  $15,728. The cost of the conversion and issuance of common stock was approximately $1,423, which was deducted from the gross offering proceeds. The Company also contributed 40,000 shares of its common stock and $100,000 of cash to Eagle Savings Bank Charitable Foundation (the “Foundation”), a charitable foundation formed in connection with the Bank’s conversion. The Bank’s employee stock ownership plan (“ESOP”) purchased 129,024 shares of the common stock sold by the Company, which was 8% of the 1,612,808 shares of common stock issued by the Company, including the shares contributed to the Foundation. The ESOP purchased the shares using a loan from the Company. The Company contributed $7,153 of the net proceeds from the offering to the Bank, loaned $1,290 of the net proceeds to the ESOP, contributed $100 to the Foundation and retained approximately $5,763 of the net proceeds.
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
Principles of Consolidation
The consolidated financial statements as of and for the year ended December 31, 2017 include Eagle Financial Bancorp, Inc. and its wholly-owned subsidiary, Eagle Savings Bank, together referred to as “the Company”. Intercompany transactions and balances have been eliminated in consolidation.
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

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-earning deposits in other financial institutions. The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.
From time to time, the Bank’s cash accounts may exceed the FDIC’s insured limit of  $250. Management considers the risk of loss to be very low and management monitors the account balance and periodically assesses the financial condition of its correspondent banks. At December 31, 2017 and 2016, the Company’s funds in banks, exceeded federally insured limits by $14,034 and $18,008, respectively.
Interest-bearing Time Deposits in Other Banks
Interest-bearing time deposits in other banks mature within two years and are carried at cost.
Investment Securities
The Company accounts for investment securities using two categories: held to maturity or available for sale. Securities classified as held to maturity are carried at cost only if the Company has the positive intent and ability to hold these securities to maturity. Securities available for sale are carried at fair value with resulting unrealized gains or losses recorded in retained earnings.
Realized gains or losses on sales of securities are recognized using the specific identification method. There were no investment securities at December 31, 2017 and 2016.
Loans Held for Sale
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.
Loan origination fees, net of certain direct origination costs are deferred and amortized as a level yield adjustment over the respective term of the loan.
Allowance for Loan Losses
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

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on a historical three-year charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments related to changes in lending policies, changes in economic conditions, trends in volume and terms of loans, delinquency levels and trends, changes in value of underlying collateral and the effect of the concentrations of credit are made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical losses or risk rating data.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial real estate and land loans, multi-family loans, commercial loans, construction loans and troubled debt restructurings by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.
Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.
Premises and Equipment
Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.
The estimated useful lives for each major depreciable classification of premises and equipment are as follows:
Buildings and improvements	35 – 40 years
Furniture, fixtures and equipment	3 – 5 years
Long-lived Asset Impairment
The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable. If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value.
No long-lived asset impairment was recognized during the years ended December 31, 2017 and 2016.

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

Federal Home Loan Bank Stock
Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula, carried at cost and evaluated for impairment.
Foreclosed Real Estate Held for Sale, Net
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations of foreclosed real estate are included in noninterest expense.
Bank-owned Life Insurance
The Company has purchased life insurance policies on certain key executives. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Death benefit proceeds received in excess of the policy’s cash surrender value are recognized to noninterest income. Investment returns on the bank-owned life insurance assets are added to the carrying value and included as non-interest income in the statement of income. Any receipt of benefit proceeds is recorded as a reduction of the carrying value of the bank-owned life insurance asset.
FHLB Lender Risk Account Receivable
Certain loan sales transactions with the FHLB of Cincinnati provide for establishment of a Lender Risk Account (LRA). The LRA consists of amounts withheld from loan sale proceeds by the FHLB for absorbing inherent losses that are probable on those sold loans. These withheld funds are an asset to the Company as they are scheduled to be paid to the Company in future years, net of any credit losses on those loans sold. The receivables are initially measured at fair value. The fair value is estimated by discounting the cash flows over the life of each master commitment contract. The accretable yield is amortized over the life of the master commitment contract. Expected cash flows are re-evaluated at each measurement date. If there is an adverse change in expected cash flows, the accretable yield would be adjusted on a prospective basis and the asset would be evaluated for impairment.
Accrued Interest Receivable
For loans amortized at cost, interest income is accrued based on the unpaid principal balance. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.
All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

Accrued interest receivable was as follows:
	December 31,
	2017	2016
Loans	$272	$262
FHLB stock and other	15	8
	$287	$270

Income Taxes
The Company accounts for income taxes in accordance with authoritative guidance (ASC 740, Income Taxes). The guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.
Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.
The Company recognizes interest and penalties on income taxes as a component of income tax expense. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2014. At December 31, 2017 and 2016, the Company had no uncertain income tax positions.
Employee Stock Ownership Plan
The cost of the shares issued to the ESOP, but not allocated to participants, is shown as a reduction of shareholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends, when paid, on allocated ESOP shares reduce retained earnings. Dividends, when paid, on unearned ESOP shares reduce debt and accrued interest.
Earnings Per Share
Basic Earnings Per Share (“EPS”) is based on the weighted average number of common shares outstanding and is adjusted for ESOP shares not yet committed to be released.
Reclassifications
Certain reclassifications have been made to the 2016 financial statements to conform to the 2017 financial statement presentation. These reclassifications had no effect on net income.

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

Note 2:   Earnings per Share
Basic EPS per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. ESOP shares are considered outstanding for this calculation unless earned. The factors used in the earnings per common share computation follow:
Year Ended December 31, 2017
Income per share
Net income	$340
Weighted average common shares outstanding	724,659
Less: average unearned ESOP shares	(57,949)
Weighted average common shares outstanding	666,710
Basic earnings per share	$0.51

The weighted-average common shares outstanding was computed based on the portion of the actual days outstanding from July 20, 2017 (effective date of the conversion and reorganization) to December 31, 2017 to the actual total days in the year. There were no shares outstanding during the year ended December 31, 2016.
Note 3:   Loans and Allowance for Loan Losses
The composition of the loan portfolio at December 31 was as follows:
	December 31,
	2017	2016
	(In thousands)
Residential mortgage loans	$53,682	$41,914
Commercial real estate and land loans	13,739	13,631
Home equity and other consumer	12,570	14,593
Residential construction loans	10,362	9,468
Residential mortgage loans, non-owner occupied	7,082	5,743
Multi-family real estate loans	2,084	2,513
Commercial loans	5,536	1,779
	105,055	89,641
Net deferred loan costs	66	98
Loans in process	(7,411)	(5,554)
Allowance for loan losses	(1,181)	(1,137)
Net loans	$96,529	$83,048

Loans serviced for the benefit of others at December 31, 2017 and 2016 amounted to $2,166 and $1,930, respectively. Loans in process relates to primarily residential mortgage loans.
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

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

Credit risk in these loans can be impacted by economic conditions within the Company’s market areas that might impact either property values or a borrower’s personal income. Land loans are secured primarily by unimproved land for future residential use. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.
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
Home Equity and Other Consumer:   The consumer loan portfolio consists of home equity loans and term and line of credit loans such as automobile loans and loans for other personal purposes. Repayment of the home equity loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Company’s market areas that might impact either property values or a borrower’s personal income. Repayment for term and line of credit loans will come from a borrower’s income sources that are typically independent of the loan purpose. Credit risk is driven by consumer economic factors (such as unemployment and general economic conditions in the Company’s market area) and the creditworthiness of a borrower.

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2017 and 2016:
December 31, 2017	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of year	$166	$164	$341	$88	$175	$30	$173	$1,137
Provision charged to expense	112	108	(65)	28	(44)	(5)	(32)	102
Losses charged off	—	(73)	—	—	(9)	—	—	(82)
Recoveries	5	—	—	—	—	—	19	24
Balance, end of year	$283	$199	$276	$116	$122	$25	$160	$1,181
Ending balance: individually evaluated for impairment	$22	$10	$—	$—	$32	$—	$138	$202
Ending balance: collectively evaluated for impairment	$261	$189	$276	$116	$90	$25	$22	$979
Loans:
Ending balance	$53,682	$13,739	$12,570	$10,362	$7,082	$2,084	$5,536	$105,055
Ending balance: individually evaluated for impairment	$142	$157	$—	$—	$196	$—	$300	$795
Ending balance: collectively evaluated for impairment	$53,540	$13,582	$12,570	$10,362	$6,886	$2,084	$5,236	$104,260

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

December 31, 2016	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of year	$151	$146	$290	$39	$204	$36	$170	$1,036
Provision charged to expense	39	18	51	49	(29)	(6)	(39)	83
Losses charged off	(35)	—	—	—	—	—	—	(35)
Recoveries	11	—	—	—	—	—	42	53
Balance, end of year	$166	$164	$341	$88	$175	$30	$173	$1,137
Ending balance: individually evaluated for impairment	$15	$—	$—	$—	$39	$—	$168	$222
Ending balance: collectively evaluated for impairment	$151	$164	$341	$88	$136	$30	$5	$915
Loans:
Ending balance	$41,914	$13,631	$14,593	$9,468	$5,743	$2,513	$1,779	$89,641
Ending balance: individually evaluated for impairment	$145	$207	$—	$—	$319	$4	$330	$1,005
Ending balance: collectively evaluated for impairment	$41,769	$13,424	$14,593	$9,468	$5,424	$2,509	$1,449	$88,636

Internal Risk Categories
Loan grades are numbered 1 through 8. Grades 5 through 8 are considered satisfactory grades. The grade of 1, or Special Mention, represents loans of lower quality and is considered criticized. The grades of 2, or Substandard, 3, or Doubtful, and 4, or Loss refer to assets that are classified. The use and application of these grades by the Company will be uniform and shall conform to the Bank’s policy.
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

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

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
The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2017 and 2016:
December 31, 2017	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
Rating
Satisfactory(5-8)	$52,948	$13,212	$12,411	$10,362	$6,508	$2,084	$5,039	$102,564
Special mention(1)	—	—	—	—	—	—	—	—
Substandard(2)	734	527	159	—	574	—	497	2,491
Doubtful(3)	—	—	—	—	—	—	—	—
Loss(4)	—	—	—	—	—	—	—	—
Total	$53,682	$13,739	$12,570	$10,362	$7,082	$2,084	$5,536	$105,055

December 31, 2016	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
Rating
Satisfactory(5-8)	$40,975	$13,424	$14,556	$9,468	$5,523	$2,509	$1,350	$87,805
Special mention(1)	—	—	—	—	—	—	99	99
Substandard(2)	939	207	37	—	220	4	330	1,737
Doubtful(3)	—	—	—	—	—	—	—	—
Loss(4)	—	—	—	—	—	—	—	—
Total	$41,914	$13,631	$14,593	$9,468	$5,743	$2,513	$1,779	$89,641

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2017 and 2016:
December 31, 2017	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
Residential mortgage loans	$173	$—	$634	$807	$52,875	$53,682	$—
Commercial real estate and land loans	—	—	157	157	13,582	13,739	—
Home equity and other consumer	39	—	—	39	12,531	12,570	—
Residential construction loans	—	—	—	—	10,362	10,362	—
Residential mortgage loans, non-owner occupied	—	—	—	—	7,082	7,082	—
Multi-family real estate loans	—	—	—	—	2,084	2,084	—
Commercial loans	—	—	—	—	5,536	5,536	—
Total	$212	$—	$791	$1,003	$104,052	$105,055	$—

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

December 31, 2016	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
Residential mortgage loans	$191	$278	$—	$469	$41,445	$41,914	$—
Commercial real estate and land loans	—	207	—	207	13,424	13,631	—
Home equity and other consumer	104	—	50	154	14,439	14,593	—
Residential construction loans	—	—	—	—	9,468	9,468	—
Residential mortgage loans, non-owner occupied	—	—	—	—	5,743	5,743	—
Multi-family real estate loans	—	—	—	—	2,513	2,513	—
Commercial loans	—	—	—	—	1,779	1,779	—
Total	$295	$485	$50	$830	$88,811	$89,641	$—

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.
The following tables present impaired loans as of December 31, 2017 and 2016:
December 31, 2017	Recorded Balance	Unpaid Principal Balance	Allocated Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without an allocated allowance:
Residential mortgage loans	$—	$—	$—	$—	$—
Commercial real estate and land loans	—	—	—	—	—
Home equity and other consumer	—	—	—	—	—
Residential construction loans	—	—	—	—	—
Residential mortgage loans, non-owner occupied	—	—	—	—	—
Multi-family real estate loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Loans with an allocated allowance:
Residential mortgage loans	142	142	22	143	7
Commercial real estate and land loans	157	157	10	192	1
Home equity and other consumer	—	—	—	—	—
Residential construction loans	—	—	—	—	—
Residential mortgage loans, non-owner occupied	196	196	32	199	13
Multi-family real estate loans	—	—	—	—	3
Commercial loans	300	300	138	313	17
Total	$795	$795	$202	$847	$41

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

December 31, 2016	Recorded Balance	Unpaid Principal Balance	Allocated Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without an allocated allowance:
Residential mortgage loans	$80	$80	$—	$81	$4
Commercial real estate and land loans	207	207	—	208	7
Home equity and other consumer	—	—	—	—	—
Residential construction loans	—	—	—	—	—
Residential mortgage loans, non-owner occupied	116	116	—	219	5
Multi-family real estate loans	4	4	—	11	1
Commercial loans	—	—	—	—	—
Loans with an allocated allowance:
Residential mortgage loans	65	65	15	66	3
Commercial real estate and land loans	—	—	—	—	—
Home equity and other consumer	—	—	—	—	—
Residential construction loans	—	—	—	—	—
Residential mortgage loans, non-owner occupied	203	203	39	206	9
Multi-family real estate loans	—	—	—	—	—
Commercial loans	330	330	168	330	17
Total	$1,005	$1,005	$222	$1,121	$46

Interest income recognized is not materially different than interest income that would have been recognized on a cash basis.
The following table presents the Company’s nonaccrual loans at December 31, 2017 and 2016. This table excludes performing troubled debt restructurings.
	December 31,
	2017	2016
Residential mortgage loans	$634	$—
Commercial real estate and land loans	157	—
Home equity and other consumer	—	50
Residential construction loans	—	—
Residential mortgage loans, non-owner occupied	—	—
Multi-family real estate loans	—	—
Commercial loans	—	—
Total	$791	$50

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

Following is a summary of troubled debt restructurings at December 31, 2017 and 2016:
	Number of Contracts	Recorded Investment
At December 31, 2017:
Residential mortgage loans	1	$77
Commercial real estate and land loans	—	—
Home equity and other consumer	—	—
Residential construction loans	—	—
Residential mortgage loans, non-owner occupied	4	196
Multi-family real estate loans	—	—
Commercial loans	1	300
	6	$573
At December 31, 2016:
Residential mortgage loans	1	$80
Commercial real estate and land loans	—	—
Home equity and other consumer	—	—
Residential construction loans	—	—
Residential mortgage loans, non-owner occupied	6	319
Multi-family real estate loans	1	4
Commercial loans	1	330
	9	$733

As of December 31, 2017, the Compnay had total troubled debt restructurings of  $573. There were five residential mortgage loans and residential non-owner occupied loans totaling $273 in troubled debt restructurings with the largest totaling $195. The remaining $300 in troubled debt restructurings consisted of one commercial loan for $300. As of December 31, 2016, the Company had total troubled debt restructurings of  $733. There were seven residential mortgage loans and residential non-owner occupied loans totaling $399 in troubled debt restructurings with the largest totaling $203. The remaining $334 in troubled debt restructurings consisted of one commercial loan for $330 and one multi-family loan for $4. These loans were modified due to short term concessions. The Company no commitments to lend additional funds to these debtors owing receivables whose terms have been modified in troubled debt restructurings.
During the years ended December 31, 2017 and 2016, there were no loans modified as troubled debt restructurings.
Loans to executive officers, directors and their affiliates of the Company for the years ended December 31, 2017 and 2016 are summarized as follows:
	December 31,
	2017	2016
Balance, beginning of year	$100	$105
Loan disbursements	—	86
Principal repayments	(11)	(91)
Balance, end of year	$89	$100

At December 31, 2017 and 2016, there was an additional $27 and $19 in available credit on loans to executive officers, directors and their affiliates.
In management’s opinion, such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.
Note 4:   Premises and Equipment
Major classifications of premises and equipment, stated at cost, at December 31, 2017 and 2016, are as follows:
	December 31,
	2017	2016
Land	$1,169	$1,169
Buildings and improvements	3,627	3,732
Furniture, fixtures and equipment	1,756	1,552
	6,552	6,453
Less accumulated depreciation	2,191	2,113
Net premises and equipment	$4,361	$4,340

Depreciation expense for the years ended December 31, 2017 and 2016 was $193 and $174, respectively.
Note 5:   FHLB Lender Risk Account (LRA) Receivable
The Company has an established LRA with the FHLB of Cincinnati consisting of amounts withheld from loan sale proceeds by the FHLB for absorbing inherent losses that are probable on sold loans. The funds withheld to settle these inherent losses that are probable totaled $5,774 and $5,454 at December 31, 2017 and 2016, respectively; however, these receivables are recorded at fair value at the time of sale, which includes consideration for inherent losses that are probable. In the event that the credit losses do not exceed the withheld funds, the LRA agreements provide for payment of these funds from the FHLB to the Company in 26 annual installments, beginning five years after the sale date. The carrying value of the LRA totaled $3,168 and $2,698 at December 31, 2017 and 2016, respectively.
Note 6:   Foreclosed Real Estate Held for Sale, Net
Foreclosed real estate held for sale, net is summarized as follows:
	December 31,
	2017	2016
Land	$—	$55
	$—	$55

At December 31, 2017, there was no foreclosed real estate and at December 31, 2016 foreclosed real estate included two plots of land totaling $55.

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

Activity in foreclosed real estate held for sale, net is summarized as follows:
	December 31,
	2017	2016
Balance, beginning of year	$55	$478
Foreclosures	—	—
Proceeds from sale	(49)	(432)
Loans to facilitate sales	—	—
Impairment	(3)	(3)
Gain (loss) on sale	(3)	12
Balance, end of year	$—	$55

Note 7:   Deposits
Deposits are summarized as follows:
Description and weighted-average interest rates:
	December 31,
	2017	2016
Non-interest bearing checking accounts
2017 – 0.00%	$4,032
2016 – 0.00%		$4,816
Interest bearing checking accounts
2017 – 0.16%	18,579
2016 – 0.16%		16,527
Savings accounts
2017 – 0.15%	16,848
2016 – 0.14%		15,827
Money market demand accounts
2017 – 0.23%	19,956
2016 – 0.26%		21,554
Total checking, savings and money market deposits	59,415	58,724
Certificates of deposits
0.00 – 0.99%	11,421	14,476
1.00 – 1.99%	26,895	23,507
2.00 – 2.99%	3,387	3,337
Total certificates, 1.37% and 1.33%	41,703	41,320
Total deposits – average rate 0.64% and 0.67%	$101,118	$100,044

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

At December 31, 2017, the scheduled maturities of certificates of deposits are summarized as follows:
	December 31,
	2017	2016
2017	$—	$16,477
2018	19,120	6,124
2019	9,440	8,047
2020	6,206	5,517
2021	5,136	5,155
2022	1,801	—
	$41,703	$41,320

Certificates of deposits in denominations of  $250 or more were $3,513 and $3,165 at December 31, 2017 and 2016, respectively. There were no brokered deposits at December 31, 2017 and 2016. Under the Federal Deposit Insurance Act and the FDIC’s implementing regulations, $250 is the standard maximum deposit insurance amount for deposits in an insured depository institution that are maintained in the same ownership right and capacity. Deposits maintained in different rights and capacities are insured separately from each other.
Deposits from executive officers, directors and affiliates held by the Bank at December 31, 2017 and 2016 totaled $690 and $744, respectively.
Interest expense on deposits is summarized as follows:
	Years Ended December 31,
	2017	2016
Checking accounts	$25	$41
Savings accounts	24	21
Money market demand accounts	47	65
Certificates of deposits	566	562
	$662	$689

Note 8:   FHLB Advances
Federal Home Loan Bank advances are summarized as follows:
		December 31,
Maturity Date	Interest Rate	2017	2016
2018	3.33%	$9	$28

Advances from the Federal Home Loan Bank are all fixed rate at both December 31, 2017 and 2016. The Federal Home Loan Bank advances are secured by mortgage loans totaling $59,517 and $46,409 at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the Bank had the capacity to increase advances from the Federal Home Loan Bank at those dates by approximately $29,822 and $29,798, respectively.
At both December 31, 2017 and 2016, the Bank had an unused line of credit with the Federal Home Loan Bank of  $10,000.

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

Note 9:   Income Taxes
The provision for income taxes includes these components:
	Years Ended December 31,
	2017	2016
Federal taxes currently payable	$157	$148
Federal deferred income taxes	(239)	117
Federal income tax (benefit) expense	$(82)	$265

In lieu of state income taxes, the Company pays a franchise tax. Franchise tax for 2017 and 2016 was $108 and $96, respectively.
A reconciliation of federal income tax expense at the statutory rate to the Company’s actual federal income tax expense is shown below:
	Years Ended December 31,
	2017	2016
Computed at the statutory rate of 34%	$88	$587
Increase (decrease) resulting from
Tax-exempt BOLI income	(16)	(16)
Death benefit	—	(318)
ESOP	36	—
Other	5	12
Tax reform adjustment	(195)	—
Actual federal income tax (benefit) expense	$(82)	$265

The tax effects of temporary differences related to the deferred federal tax liability shown on the balance sheets were:
	December 31,
	2017	2016
Deferred tax assets
Allowance for loan losses	$248	$386
Deferred compensation	190	226
Charitable contributions	96	—
Valuation on foreclosed assets	—	9
Other assets	16	6
	550	627
Deferred tax liabilities
FHLB stock basis difference	(87)	(140)
Depreciation	(113)	(124)
FHLB lender risk account receivable	(665)	(917)
	(865)	(1,181)
Net deferred federal tax liability	$(315)	$(554)

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

Retained earnings at December 31, 2017 and 2016, includes approximately $559, for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred federal income tax liabilities on the preceding amount that would have been recorded if they were expected to reverse into taxable income in the foreseeable future was approximately $190 at December 31, 2017 and 2016.
The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. Among other changes, the Tax Act reduces the US Federal corporate tax rate from 34% to 21% For deferred tax assets and liabilities, amounts were remeasured based on the rates expected to reverse in the future, which is now 21%. As a result, the Company realized a reduction in income tax expense of  $195 recognized for the year ended December 31, 2017.
Note 10:   Regulatory Matters
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
Quantitative measures established by regulatory reporting standards, to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital (as defined), Tier I capital (as defined) and common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2017 and 2016, that the Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2017 and 2016, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier 1 risk-based capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
Beginning in January 2016, the capital conservation buffer requirement of 0.625% of risk-weighted assets was phased-in and will increase each year until fully implemented at 2.5% in January 2019.
An institution will be subject to further limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its’ capital level fall below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

The Bank’s actual capital amounts and ratios are presented in the following tables (minimum capital requirements exclude the capital conservation buffer):
	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Equity	$20,197
Allowance for loan losses	1,181
Total risk-based capital (to risk-weighted assets)	$21,378	18.0%	$9,498	8.0%	$11,873	10.0%
Tier I capital (to risk-weighted assets)	20,197	17.0%	7,124	6.0%	9,498	8.0%
Common equity Tier I capital (to risk-weighted assets)	20,197	17.0%	5,343	4.5%	7,717	6.5%
Tier I capital (to adjusted total assets)	20,197	15.6%	5,187	4.0%	6,484	5.0%
	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Equity	$13,477
Allowance for loan losses	1,137
Total risk-based capital (to risk-weighted assets)	$14,614	14.1%	$8,283	8.0%	$10,354	10.0%
Tier I capital (to risk-weighted assets)	13,477	13.0%	6,212	6.0%	8,283	8.0%
Common equity Tier I capital (to risk-weighted assets)	13,477	13.0%	4,659	4.5%	6,730	6.5%
Tier I capital (to adjusted total assets)	13,477	11.2%	4,620	4.0%	5,775	5.0%
Note 11:   Employee Benefits
The Company has supplemental retirement plans for directors, certain senior officers and key employees. Participants in the directors plan, shall be fully vested upon retirement and will receive an annual benefit for five years equal to $1 for each year of service provided by the director to the Company. Participants in the plan for certain senior officers and key employees, upon retirement, will receive annually, for fifteen years, 45% of their final three-year annual base salary amount average. The plans are uniquely designed for each participant. The charge to expense for 2017 and 2016 for both plans was approximately $211 and $196, respectively. Such charges reflect the straight-line accrual over the period until full eligibility date at normal retirement of 66 years of age of the present value of benefits due each participant, using a 5% discount factor at both December 31, 2017 and December 31, 2016. The resulting liability at December 31, 2017 and 2016 for both plans was approximately $1,079 and $868, respectively. The Company purchased life insurance on the participants. The cash surrender value of such insurance was $1,912 and $1,865 at December 31, 2017 and 2016, respectively.
The Bank has a 401(k) profit-sharing plan covering substantially all employees who have attained the age of 21 and have completed one year of eligibility service. The Company may, in its sole discretion, make a matched employee contribution during the plan year in an amount as determined by the Company. The

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

Internal Revenue Code may also further restrict matching contributions for highly compensated employees. The Company may, in its sole discretion, make a Profit Sharing Contribution to the Profit Sharing Plan. Employees will be eligible to receive an allocation if they have completed at least 1000 hours of service during the Plan Year and are employed by the Company on the last day of the Plan Year. Profit Sharing Contributions will be allocated to the Profit Sharing Contribution Accounts of each Participant eligible to share in such allocation after the end of the Plan Year. The Company’s contributions to the plan are determined annually by the Board of Directors. Contributions to the plan were $54 and $40 for the years ended December 31, 2017 and 2016, respectively.
Note 12:   Employee Stock Ownership Plan
In connection with the conversion to an entity owned by stockholders, the Company established an Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in an amount sufficient to purchase 129,024 shares (approximately 8.0% of the common stock sold in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Company and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 20 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants will vest in their accrued benefits under the ESOP at the rate of 20 percent per year after two years of service. Vesting is accelerated upon retirement, death or disability of the participant, or a change in control of the Company. Forfeitures will be reallocated to remaining participants. Benefits may be payable upon retirement, death, disability, separation of service, or termination of the ESOP.
The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $105,000 for the year ended December 31, 2017.
A summary of the ESOP shares as of December 31 are as follows:
Year Ended December 31, 2017
Shares released to participants	—
Shares allocated to participants	6,451
Unreleased shares	122,573
Total	129,024
Fair Value of unreleased shares	$1,982,005

In the event the ESOP is unable to satisfy the obligation to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to repurchase the shares. In addition, there are no outstanding shares held by former employees that are subject to an ESOP related repurchase option.
Note 13:   Operating Leases (Lessee)
The Company has a noncancellable operating lease for a branch that expires in 2020. This lease contains one option to extend the lease for a period of five years. Rental expense for this lease was approximately $45 for both years ended December 31, 2017 and 2016.

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

Future minimum lease payments under operating leases at December 31, 2017 are:
2018	38
2019	38
2020	32
Total minimum lease payments	$108

Note 14:   Operating Leases (Lessor)
The Company has entered into agreements as lessor for office space for its main corporate building. The leases all have an initial term of five years with options to renew at various terms. Rental income for these leases, included in occupancy and equipment, net of noninterest expense, was approximately $178 and $166 for the years ended December 31, 2017 and 2016, respectively.
Future minimum payments to be received at December 31, 2017 are:
2018	166
2019	153
2020	114
2021	63
2022	30
Total minimum lease receipts	$526

Note 15:   Disclosures About Fair Value of Assets and Liabilities
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

Nonrecurring Measurements
The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2017 and 2016:
	Fair Value	Fair Value Measurements Using
December 31, 2017		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$593	$—	$—	$593

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

	Fair Value	Fair Value Measurements Using
December 31, 2016		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$376	$—	$—	$376
Foreclosed assets held for sale	55	—	—	55
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
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements.
	Fair Value at 12/31/2017	Valuation Technique	Unobservable Inputs	Range
Impaired loans (collateral dependent)	$593	Market comparable properties	Marketability discount	10% – 15%
	Fair Value at 12/31/2016	Valuation Technique	Unobservable Inputs	Range
Impaired loans (collateral dependent)	$376	Market comparable properties	Marketability discount	10% – 15%
Foreclosed assets held for sale	55	Market comparable properties	Marketability discount	10% – 15%

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheet at amounts other than fair value.
Cash and Cash Equivalents and Interest-bearing Time Deposits in other Banks
The carrying amount approximates fair value.
Loans Held For Sale
The carrying amount approximates fair value due to the insignificant time between origination and date of sale. The carrying amount is the amount funded.
Loans
Fair value is estimated by discounting the future cash flows using the market rates at which similar notes would be made to borrowers with similar credit ratings and for the same remaining maturities. The market rates used are based on current rates the Company would impose for similar loans and reflect a market participant assumption about risks associated with nonperformance, illiquidity, and the structure and term of the loans along with local economic and market conditions.
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
Deposits
Fair value of term deposits is estimated by discounting the future cash flows using rates of similar deposits with similar maturities. The market rates used were obtained from a knowledgeable independent third party and reviewed by the Company. The rates were the average of current rates offered by local competitors of the Company.
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

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit
The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to sell securities is estimated based on current market prices for securities of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2017 and 2016, the fair value of such commitments was not material.
The following tables present estimated fair values of the Company’s financial instruments at December 31, 2017 and 2016.
December 31, 2017	Carrying Amount	Fair Value	Fair Value Measurements Using
			(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$15,350	$15,350	$15,350	$—	$—
Interest-bearing time deposits	5,079	5,079	5,079	—	—
Loans held for sale	3,336	3,336	—	—	3,336
Loans, net of allowance for losses	96,529	98,470	—	—	98,470
FHLB stock	736	736	—	736	—
FHLB lender risk account receivable	3,168	3,174	—	—	3,174
Interest receivable	287	287	—	287	—
Financial Liabilities
Deposits	101,118	100,728	59,415	41,313	—
FHLB advances	9	9	—	9	—
Advances from borrowers for taxes and insurance	866	866	—	866	—
Interest payable	1	1	—	1	—
December 31, 2016	Carrying Amount	Fair Value	Fair Value Measurements Using
			(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$19,589	$19,589	$19,589	$—	$—
Interest-bearing time deposits	346	346	346	—	—
Loans held for sale	2,732	2,732	—	—	2,732
Loans, net of allowance for losses	83,048	84,852	—	—	84,852
FHLB stock	728	728	—	728	—
FHLB lender risk account receivable	2,698	2,795	—	—	2,795
Interest receivable	270	270	—	270	—
Financial Liabilities
Deposits	100,044	99,927	58,724	41,203	—
FHLB advances	28	28	—	28	—
Advances from borrowers for taxes and insurance	716	716	—	716	—
Interest payable	1	1	—	1	—

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

Note 16:   Significant Estimates and Concentrations
Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in Note 3 regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.
At December 31, 2017 and 2016, the Company held $13,739 and $13,631, respectively, in commercial real estate and land loans collateralized by commercial real estate and land in the Cincinnati geographic area. The accompanying financial statements have been prepared using values and information currently available to the Company.
Note 17:   Commitments and Credit Risk
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
At December 31, 2017, the Bank had loans approved but not yet originated of  $810. There was a 30 year fixed rate one-to four-family residential real estate loan with an interest rate of 3.875% for $202 and a 5/1 adjustable rate one-to four-family residential real estate construction loan with a rate of 3.250% for $608. At December 31, 2016, the Company had loans approved but not yet originated with fixed interest rate ranges of 3.875% – 4.125% for $436 secured by one-to four-family residential real estate. At December 31, 2017 and 2016, the Company had undisbursed loans in process of  $7,411 with interest rate ranges of 3.125% – 4.625% and $5,554 with interest rate ranges of 3.250% – 4.500%, respectively. There were no adjustable rate commitments at December 31, 2016.
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

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

Lines of credit at December 31, 2017 were as follows:
Unused lines of credit	$3,509
Standby letters of credit	—
Unused home equity lines	11,305
Total commitments	$14,814

Note 18:   Recent Accounting Pronouncements
Eagle Financial Bancorp, Inc. is an “emerging growth company. As an “emerging growth company”, we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.
In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods with in that reporting period. Early application is permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. In March 2016, the FASB issued final amendments (ASU No. 2016-08 and ASU No. 2016-10) to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. In May 2016, the FASB issued final amendments (ASU No. 2016-12 and ASU 2016-11) to address narrow-scope improvements to the guidance on collectibility, non-cash consideration, completed contracts at transition and to provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. Additionally, the amendments included a rescission of SEC guidance because of ASU 2014-09 related to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer. In December 2016, the FASB issued final guidance (ASU 2016-20) that allows entities not to make quantitative disclosures about performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. It also makes 12 additional technical corrections and improvements to the new revenue standard. These amendments are effective upon the adoption of ASU 2014-09. Public entities should apply the amendments in ASU 2014-9 to interim reporting periods within annual reporting periods beginning after December 15, 2017 (that is, a public entity would be required to apply the new revenue standard beginning in the first interim period within the period of adoption). Nonpublic entities should apply the amendments in ASU 2014-9 for annual reporting periods beginning after December 31, 2018, and to interim reporting periods within annual reporting periods beginning after December 19, 2019. The Company continues to assess the guidance from the FASB and the Transition Resource Group for Revenue Recognition in determining the impact of ASU 2014-09 on its accounting and disclosures. The amendments could potentially impact the accounting procedures and processes over the recognition of certain revenue sources, including, but not limited to, non-interest income. Management continues to evaluate those revenue streams that could be impacted by the amendments. The analysis includes identification of potential performance obligations and revenue principles. The adoption of ASU 2014-09 is not expected to have a material impact on the Bank’s accounting and disclosures.

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments — Overall (Subtopic 825-10) — Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for public companies for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years. For private companies the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations since it does not have any equity securities or a valuation allowance. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. At this time the Company cannot quantify the change in the fair value of such disclosures since the Company continues to evaluate the full impact of the Update and is continuing to develop appropriate procedures and processes to comply with the disclosure requirements of such amendments. The current accounting policies and procedures will be modified after the Company fully evaluates the standard to comply with the accounting changes mentioned above. For additional information on fair value of assets and liabilities, see Note 15.
In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available.
The impact is not expected to have a material effect on the Company’s financial position or results of operations since the Company does not have a material amount of lease agreements. The Company is continuing to evaluate the amendments and will subsequently implement new processes to comply with the ASU. In addition, the Company will change its current accounting practice to comply with the amendments and such changes as mentioned above.

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments.” The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the financial assets. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at the adoption date. The Company is anticipating a significant change in processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider the expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company has continued developing processes during the fourth quarter of 2017. Management continues to focus its attention on collecting historical loan loss data, loan level data, and evaluating data capabilities to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 3.
In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides cash flow statement classification guidance for certain transactions including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company has assessed ASU 2016-15 and does not expect a significant impact on its accounting and disclosures.
In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230) — Restricted Cash.” ASU 2016-18 provides amendments to cash flow statement classification and presentation to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

retrospective transition method to each period presented. The Company has assessed ASU 2016-18 and does not expect a significant impact on its accounting and disclosures.
Note 19:   Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to the financial position, results of operations and cash flows of the company:
Condensed Balance Sheet
2017
Assets
Cash	$5,785
Prepaid expenses	11
Loan receivable – ESOP	1,220
Investment in Eagle Savings Bank	20,197
Deferred federal income tax	94
Prepaid federal income tax	30
Total assets	$27,337
Liabilities and Shareholders’ Equity
Liabilities
Total liabilities	$—
Shareholder’ Equity
Total shareholders’ equity	27,337
Total liabilities and shareholders’ equity	$27,337

Condensed Statement of Income and Comprehensive Income
2017
Income
Interest Income – ESOP	25
Equity in earnings of Eagle Savings Bank	752
Total income	777
Expense
Legal and professional services	50
Charitable contribution expense	500
Other expense	11
Total expense	561
Earnings before federal income tax expense	216
Federal income tax benefit	(124)
Net Income and Comprehensive Income	$340

Eagle Financial Bancorp, Inc.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2017 and 2016
(Amounts in thousands, except share and per share data)

Condensed Statement of Cash Flows
2017
Operating Activities
Net income	$340
Items not requiring (providing) cash:
Equity in undistributed income of subsidiary	(752)
Changes in:
Other assets and prepaid federal income taxes	(135)
Net cash flows used in operating activities	(547)
Investing Activities
Payments received on ESOP loan	70
Net cash provided by investing activities	70
Financing Activities
Proceeds from issuance of common stock, net of offering costs	13,415
Proceeds from mutual to stock conversion transferred to bank	(7,153)
Net cash provided by financing activities	6,262
Increase in Cash and Cash Equivalents	5,785
Cash and Cash Equivalents, Beginning of Year	—
Cash and Cash Equivalents, End of Year	$5,785

ITEM 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
ITEM 9A.
Controls and Procedures

(a) Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Vice President, Chief Financial Officer and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.
(b) Management’s Report on Internal Control over Financial Reporting
This annual report does not include a management’s report regarding internal control over financial reporting. A Management’s report was not required pursuant to rules of the Securities and Exchange Commission that permit new public companies to not have such discourses in their first annual report as a public company.
(c) Changes in internal controls
There were no significant changes made in our internal control over financial reporting during the Company’s fourth quarter of the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.
Other Information

None.

PART III
ITEM 10.
Directors, Executive Officers and Corporate Governance

The table below sets forth certain information regarding our directors and named executive officers. Except as indicated herein, there are no arrangements or understandings between any director and any other person pursuant to which the director was elected.
Name(1)	Age as of 12/31/17	Positions Held in Eagle Financial Bancorp, Inc.	Directors Since(2)	Term to Expire	Shares of Common Stock Beneficially Owned on the Record Date(3)	Percent of Class
DIRECTORS
Gary J. Koester	64	President, Chief Executive Officer and Director	1982	2019	40,000(4)	2.48%
James W. Braun	70	Chairman of the Board	1995	2018	10,000(5)	0.62%
Guy W. Cagney	65	Director	2002	2020	35,000(6)	2.17%
Steven J. Dulle	60	Director	1996	2020	30,000(7)	1.86%
Adam B. Goetzman	58	Director	2008	2018	18,000	1.12%
Steven C. Kehoe	62	Director	2008	2019	20,000(8)	1.24%
NAMED EXECUTIVE OFFICERS
Patricia L. Walter	42	Executive Vice President			30,000(9)	1.86%
Kevin R. Schramm	52	Vice President, Chief Financial Officer and Treasurer			20,000(10)	1.24%
All directors and executive officers as a group (9 persons)						12.90%

(1)
The mailing address for each person listed is 6415 Bridgetown Road, Cincinnati, Ohio 45248.

(2)
Includes initial appointment to the Board of Directors of our mutual predecessor.

(3)
Shares of common stock are held directly unless indicated otherwise.

(4)
Includes 5,700 shares of common stock held in Mr. Koester’s individual retirement account, 20,000 shares held by Mr. Koester’s spouse and 14,300 shares held in Mr. Koester’s 401(k) plan account.

(5)
Includes 10,000 shares of common stock held in Mr. Braun’s individual retirement account.

(6)
Includes 20,000 shares of common stock held in Mr. Cagney’s individual retirement account, 10,700 shares held by Mr. Cagney’s spouse and 10,700 shares held by Mr. Cagney’s spouse’s individual retirement account.

(7)
Includes 15,000 shares of common stock held in Mr. Dulle’s individual retirement account and 15,000 shares held by Mr. Dulle’s spouse’s individual retirement account.

(8)
Includes 16,000 shares of common stock held in Mr. Kehoe’s individual retirement account.

(9)
Includes 16,000 shares of common stock held in Ms. Walter’s individual retirement account, 12,650 shares held by Ms. Walter’s spouse’s individual retirement account and 1,350 shares held by Ms. Walter’s three children.

(10)
Includes 10,000 shares of common stock held in Mr. Schramm’s individual retirement account and 10,000 shares held in Mr. Schramm’s 401(k) plan account.

The Business Background of Our Directors and Executive Officers
The business experience for the past five years of each of our directors and executive officers is set forth below. With respect to directors, the biographies also contain information regarding the person’s experience, qualifications, attributes or skills that caused the Nominating Committee and the board of directors to determine that the person should serve as a director. Each director is also a director of Eagle Savings Bank. Unless otherwise indicated, directors and executive officers have held their positions for the past five years.
Directors
James W. Braun is retired since 2012, and the former Vice President of Technology for MAG IAS, LLC, an international capital equipment manufacturer. Mr. Braun has over 40 years of industry experience, including 25 years at Milacron, where he held various senior management positions in product development and international business management. Mr. Braun provides the Board with extensive local business experience, strategic planning and valuable insight into managing and overseeing a business. Mr. Braun has served as a director of Eagle Savings Bank since 1995 and has been the Chairman of the Board since 2007.
Guy W. Cagney is a local real estate agent with Coldwell Banker West Shell since 2012. Mr. Cagney is a licensed Real Estate Agent in Ohio, Indiana and Florida. He has built a 40 year successful real estate career and reputation mostly in residential real estate sales. He is a member of the Western Hills Lions Club, Elder High School Alumni Board and Cincinnati Area Board of Realtors Grievance Advisory Committee. Mr. Cagney offers the Board experience in marketing, community involvement and the real estate market in the Bank’s lending areas. Mr. Cagney has served as a director of Eagle Savings Bank since 2002.
Steven J. Dulle is the founder and President of Dulle and Company, a Cincinnati based advertising and marketing firm, which he started in 1982. His experience includes a wide variety of clients in the technology, service, manufacturing, home building, health care, financial services and consumer products industries. Mr. Dulle offers the Board his experience in developing marketing strategies and branding campaigns for local, national and international clients. Mr. Dulle has served as a director of Eagle Savings Bank since 1996.
Adam B. Goetzman is the Development Director and Zoning Administrator of Northeast Green Township Zoning District. Mr. Goetzman is responsible for zoning, code enforcement and development review services with county and/or state agencies. He performs comprehensive land use planning and promotes business development and retention. Mr. Goetzman brings the Board extensive knowledge of the building industry and business in the Bank’s market. Mr. Goetzman has served as a director of Eagle Savings Bank since 2008.
Steven C. Kehoe is a Certified Financial Planner in Cincinnati, Ohio since 1982 with Kehoe Financial Services, LLC, a regional office of Kestra and a Registered Investment Advisor. Mr. Kehoe’s practice is an independent fee-based financial planning practice primarily focusing on small business planning, investments, retirement planning and estate planning. Mr. Kehoe is also a Registered Representative with Kestra and a licensed agent with many leading insurance companies. Mr. Kehoe has served as a director of Eagle Savings Bank since 2008. Mr. Kehoe brings the Board extensive financial experience and will serve as the Board’s audit committee financial expert.
Gary J. Koester is our President and Chief Executive Officer and has served in those capacities with Eagle Savings Bank since 1996 and has served as a director of Eagle Savings Bank since 1982. Mr. Koester began his career at Eagle Savings Bank in 1977 and has held various other positions during his time with the Bank. His experience at Eagle Savings Bank includes all facets of the Bank including lending, operations, and information technology.

Executive Officers Who Are Not Directors
Patricia L. Walter is our Executive Vice President and was hired on July 6, 2016. For 11 years prior to joining the Bank, Ms. Walter served as the Controller and then the Senior Vice President of Finance for the former Cheviot Savings Bank. Ms. Walter began her career in 1997 working for six years with Grant Thornton LLP as an auditor, and then for two years with Comair, Inc., a former subsidiary of Delta Air Lines, as the Manager of Corporate Accounting.
Kevin R. Schramm is our Vice President, Chief Financial Officer and Treasurer. Mr. Schramm has served as Chief Financial Officer and Treasurer with Eagle Savings Bank since September 2006, and was named Vice President in 2017. Mr. Schramm began his career in 1986 with Cinco Federal Credit Union where he spent 17 years in various positions, including Operations Manager and Controller. Mr. Schramm’s experience also includes service as the Chief Financial Officer of the former Cottage Savings Bank.
W. Raymond McCleese is our Vice President of Commercial Lending since being hired in May 2016. Prior to joining Eagle Savings Bank, he served two years as the Vice President of Commercial Lending for First Financial Bank, and for over four years as a Vice President and a part of senior management with the former Merchants Bank and Trust, heading up the Commercial and Industrial division. He has also served as a Federal SBSE Agent for the Internal Revenue Service, Chief Financial Officer of a mid-sized interior design firm, and as a staff accountant for a well-established local CPA firm.
Section 16(a) Beneficial Ownership Reporting Compliance
Our common stock is registered with the SEC pursuant to Section 12(b) of the Securities Exchange Act of 1934. Our officers and directors and beneficial owners of greater than 10% of our common stock are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of our common stock. SEC rules require disclosure in our Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of our common stock to file a Form 3, 4 or 5 on a timely basis. Based on our review of ownership reports, we believe that none of our officers or directors failed to timely file such ownership reports for the fiscal year ended December 31, 2017.
Code of Ethics
We have adopted a Code of Ethics that is applicable to all of its directors and officers. The Code of Ethics has been filed with the SEC and is available at our website at www.eaglesavings.com. Amendments to and waivers from the Code of Ethics will also be disclosed on our website.
Audit Committee
The Audit Committee is comprised of directors Steven C. Kehoe (Chairman), Guy W. Cagney and Adam B. Goetzman. The board of directors has determined that each member of the Audit Committee is “independent” as defined in the Nasdaq corporate governance listing standards and satisfies the additional independence requirements of applicable Securities and Exchange Commission rules. Based on its review of the criteria of an “audit committee financial expert” under the rules adopted by the Securities and Exchange Commission, the board of directors has determined that Mr. Kehoe qualifies as an “audit committee financial expert.” During 2017, the Audit Committee met four times.

ITEM 11.
Executive Compensation

Executive Compensation
Summary Compensation Table.   The following table sets forth certain information as to the total remuneration paid by Eagle Savings Bank to Gary Koester, President and Chief Executive Officer, and Kevin Schramm, Vice President, Chief Financial Officer and Treasurer, for the years ended December 31, 2017 and 2016, and Patricia L. Walter for the year ended December 31, 2017. The individuals listed in the table below are referred to as named executive officers.
Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	All other Compensation(1) ($)	Total ($)
Gary J. Koester President and Chief Executive Officer	2017	162,898	49,005	33,936	245,839
	2016	157,804	31,861	25,524	215,189
Patricia L. Walter Executive Vice President	2017	122,989	37,636	3,816	164,441
Kevin R. Schramm Vice President, Chief Financial Officer & Treasurer	2017	104,948	31,231	5,708	141,887
	2016	95,778	19,376	4,441	119,595

(1)
A break-down of the various elements of compensation in this column for 2017 is set forth in the following table:

All Other Compensation
Name	Board and Other Fees ($)	Employer Contributions to 401(k) Plan ($)	Total All Other Compensation ($)
Gary J. Koester	24,000	9,936	33,936
Patricia L. Walter	—	3,816	3,816
Kevin R. Schramm	—	5,708	5,708
Benefit Plans and Agreements
Employment Agreements.
Eagle Financial Bancorp, Inc. and Eagle Savings Bank have entered into employment agreements with Gary J. Koester, our President and Chief Executive Officer, Patricia L. Walter, our Executive Vice President and Kevin R. Schramm, our Vice President, Chief Financial Officer and Treasurer. Our continued success depends to a significant degree on the skills and competence of Messrs. Koester, Walter and Schramm and the employment agreements are intended to ensure that we maintain a stable management base following the conversion and offering.
Each employment agreement has substantially similar terms, except for the term of the agreements. Mr. Koester’s agreement has an initial three-year term and, commencing on January 1, 2018, and on each subsequent January 1st thereafter the agreement will be renewed for an additional year so that the remaining term will always be three years from the applicable January 1st renewal date, unless a notice is provided to Mr. Koester that the agreement will not renew. Ms. Walter’s and Mr. Schramm’s agreements have an initial two-year term with the same renewal provisions as provided in Mr. Koester’s agreement. The current base salary for Mr. Koester is $183,668, Ms. Walter’s current base salary is $127,308 and the current base salary for Mr. Schramm is $106,761. In addition to the base salary, the agreement provides for, among other things, participation in bonus programs, if any, and other fringe benefit plans, if any, applicable to executive employees. The executive’s employment may be terminated for cause at any time, in which event the executive would have no right to receive compensation or other benefits for any period after termination.

Certain events resulting in the executive’s termination or resignation entitle the executive to payments of severance benefits following termination of employment. In the event the executive’s involuntary termination for reasons other than for cause, disability or retirement, or in the event the executive resigns during the term of the agreement following (a) for Mr. Koester’s agreement only, a failure to appoint him to the executive position set forth in the agreement, (b) a material change in the executive’s function, duties or responsibilities resulting in a reduction of the responsibility, scope, or importance of his position, (c) relocation of the executive’s office by more than 30 miles, (d) a material reduction in the benefits or perquisites paid to the executive unless such reduction is part of a reduction that is generally applicable to officers or employees of Eagle Savings Bank, or (e) a material breach of the employment agreement by Eagle Savings Bank, then the executive would be entitled to a severance payment in the form of a cash lump sum equal to the base salary and bonus the executive would be entitled to receive for the remaining unexpired term of the employment agreement. For this purpose, the bonuses payable will be deemed to be equal to the highest bonus paid at any time during the prior three years. In addition, the executive would be entitled to receive a lump sum payment equal to the present value of the contributions that would reasonably have been expected to be made on executive’s behalf under Eagle Savings Bank’s defined contribution plans (e.g., 401(k) Plan, Employee Stock Ownership Plan) if the executive had continued working for the remaining unexpired term of the employment agreement earning the salary that would have been achieved during such period. Internal Revenue Code Section 409A may require that a portion of the above payments cannot be made until six months after termination of employment, if the executive is a “key employee” under IRS rules. In addition, the executive would be entitled, at no expense to the executive, to the continuation of life insurance and non-taxable medical and dental coverage until the earlier of: (i) the executive’s employment by another employer whereby the executive receives substantially similar insurance coverage or (ii) for the remaining unexpired term of the employment agreement. If such coverage is not permitted by applicable law or if providing such benefits would subject Eagle Savings Bank to penalties, the executive will receive a cash lump sum payment equal to the value of such benefits.
In the event of a change in control of Eagle Savings Bank or Eagle Financial Bancorp, Inc. followed by executive’s involuntary termination other than for cause, disability or retirement, or resignation for one of the reasons set forth above, within 18 months thereafter, the executive would be entitled to a severance payment in the form of a cash lump sum equal to (a) three times (two times for Ms. Walter and Mr. Schramm) the sum of  (i) the highest rate of base salary paid to the executive at any time, and (ii) the highest bonus paid to the executive with respect to the three completed fiscal years (two completed fiscal years for Ms. Walter and Mr. Schramm) prior to the change of control, plus (b) a lump sum equal to the present value of the contributions that would reasonably be expected to have been made on the executive’s behalf under Eagle Savings Bank’s defined contribution plans (e.g., 401(k) Plan, Employee Stock Ownership Plan) if the executive had continued working for an additional 36 months (24 months for Ms. Walter and Mr. Schramm) after termination of employment, earning the salary that would have been achieved during such period. In addition, the executive would be entitled, at no expense to the executive, to the continuation of life insurance and non-taxable medical and dental coverage until the earlier of: (i) the executive’s employment by another employer whereby the executive receives substantially similar insurance coverage or (ii) for 36 months (24 months for Ms. Walter and Mr. Schramm). If such coverage is not permitted by applicable law or if providing such benefits would subject Eagle Savings Bank to penalties, the executive will receive a cash lump sum payment equal to the value of such benefits. In the event payments made to the executive include an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, such payments will be cutback by the minimum dollar amount necessary to avoid this result.
Under the employment agreement, if the executive becomes disabled within the meaning of such term under Section 409A of the Internal Revenue Code, the executive will receive benefits under any short-term or long-term disability plans maintained by Eagle Savings Bank, plus, if amount paid under such disability programs are less than the executive’s base salary, Eagle Savings Bank will pay the executive an additional amount equal to the difference between such disability plan benefits and the amount of the executive’s full base salary for the longer of one year or the remaining term of the employment agreement following the termination of employment due to disability. Eagle Savings Bank will also provide the executive with continued life insurance and non-taxable medical and dental coverage until the earlier of  (i) the date the executive returns to full-time employment with Eagle Savings Bank, (ii) the executive’s full-time employment with another employer, (iii) the expiration of the remaining term of the employment agreement, or (iv) death.
Upon termination of the executive’s employment, the executive will be subject to certain restrictions on his ability to compete for six months, or to solicit business or employees of Eagle Savings Bank and Eagle Financial Bancorp, Inc. for a period of one year following termination of employment. The non-competition provision does not apply if a termination of employment occurs following a change in control.
Supplemental Executive Retirement Plan.   Eagle Savings Bank adopted a Supplemental Executive Retirement Plan effective as of January 1, 2010 (the “SERP”). Mr. Koester and Mr. Schramm are participants in the Plan and each executive entered into a participation agreement evidencing his or her participation in the plan. Under the Plan, which is a nonqualified deferred compensation plan subject to Section 409A of the Internal Revenue Code, the executive is entitled to receive a benefit equal to 45% of the executive’s final average salary (as defined in the SERP) payable for 15 years following a termination of employment on or after age 66, with the benefit paid in monthly installments. For Mr. Schramm, the annual benefit is subject to a ten-year vesting schedule, with zero percent vesting in the first five years, 20% vesting after six years, and 20% thereafter for each additional year of service. Mr. Koester is one-hundred percent vested in the benefit. If the executive terminates employment prior to age 66 (other than due to disability or following a change in control), the executive will be entitled to receive a lump sum payment equal to his vested accrued benefit liability (as defined in the SERP) within 90 days following the date of termination. The agreement also provides a benefit in the event of the executive’s disability or upon the occurrence of a change in control.
401(k) Plan.   Eagle Savings Bank maintains the Eagle Savings Bank 401(k) Profit Sharing Plan and Trust, a tax-qualified defined contribution plan for eligible employees (the “401(k) Plan”) effective as of January 1, 1993. Mr. Koester, Mr. Schramm and Ms. Walter are eligible to participate in the 401(k) Plan just like any other employee. An employee must attain age 21 and complete one year of service to be eligible to participate in the 401(k) Plan. Under the 401(k) Plan a participant may elect to defer, on a pre-tax basis, the maximum amount as permitted by the Internal Revenue Code. For 2017, the salary deferral contribution limit is $18,000, provided, however, that a participant over age 50 may contribute an additional $6,000 to the 401(k) Plan for a total of  $24,000. In addition to salary deferral contributions, Eagle Savings Bank may make discretionary matching and profit sharing contributions. A participant is always 100% vested in his or her salary deferral contributions and a participant will become vested in employer matching contributions at a rate of 20% per year, beginning with two years of vesting service, and the participant will become 100% vested over a six-year period. Generally, unless the participant elects otherwise, the participant’s account balance will be distributed as a result of a participant’s termination of employment with Eagle Financial Bancorp, Inc.
Employee Stock Ownership Plan.   Eagle Financial Bancorp, Inc. adopted an employee stock ownership plan for eligible employees. Eagle Financial Bancorp, Inc.’s named executive officers are eligible to participate in the employee stock ownership plan just like any other employee. Eligible employees who have attained age 21 and were employed by us as of January 1, 2017 will begin participation in the employee stock ownership plan on the later of the effective date of the employee stock ownership plan or upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.
The employee stock ownership plan trustee purchased, on behalf of the employee stock ownership plan, 129,024 shares of Eagle Financial Bancorp, Inc. common stock in the conversion. The employee stock ownership plan funded its stock purchase with a loan from Eagle Financial Bancorp, Inc. equal to the aggregate purchase price of the common stock. The loan will be repaid principally through Eagle Financial Bancorp, Inc.’s contributions to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the 20-year term of the loan. The annual interest rate on the loan to the employee stock ownership plan is a fixed rate of 4.25%, which was the prime rate as published in the Wall Street Journal on July 20, 2017, the day the Company’s offering was completed.

The trustee holds the shares purchased by the employee stock ownership plan in an unallocated suspense account, and shares are released from the suspense account on a pro-rata basis as we repay the loan. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. A participant will become vested in his or her account balance at a rate of 20% per year, beginning with two years of vesting service, and the participant will become 100% vested over a six-year period. Participants who were employed by Eagle Financial Bancorp, Inc. immediately prior to the offering will receive credit for vesting purposes for years of service prior to adoption of the employee stock ownership plan. Participants also will become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan. Generally, participants will receive distributions from the employee stock ownership plan upon separation from service. The employee stock ownership plan reallocates any unvested shares forfeited upon termination of employment among the remaining participants.
The employee stock ownership plan permits participants to direct the trustee as to how to vote the shares of common stock allocated to their accounts. The trustee votes unallocated shares and allocated shares for which participants do not provide instructions on any matter in the same ratio as those shares for which participants provide instructions, subject to fulfillment of the trustee’s fiduciary responsibilities.
Under applicable accounting requirements, Eagle Financial Bancorp, Inc. will record a compensation expense for the employee stock ownership plan at the fair market value of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts, which may be more or less than the original issue price. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in Eagle Financial Bancorp, Inc.’s earnings.
Director Compensation
The following table sets forth for the year ended December 31, 2017 certain information as to the total remuneration we paid to our directors other than Gary J. Koester. Information with respect to director fees paid to Mr. Koester is included above in “Executive Officer Compensation – Summary Compensation Table.”
Name	Fees earned or paid in cash ($)	All Other Compensation ($)	Total ($)
Steven J. Dulle	24,000	—	24,000
James W. Braun	34,000	—	34,000
Guy W. Cagney	24,000	—	24,000
Steven C. Kehoe	24,000	—	24,000
Adam B. Goetzman	24,000	—	24,000
Director Fees
Directors earn an annual fee and no additional fees, such as meeting or committee fees, are paid. For the year ended December 31, 2017, each director was paid an annual fee of  $24,000. The Chairman of the Board, Mr. Braun, receives an additional $10,000 annual fee.
Director Plan
Supplemental Director Retirement Plan.   Eagle Savings Bank adopted a Supplemental Executive Retirement Plan effective as of January 1, 2010 (the “Director Plan”). Mr. Braun, Mr. Cagney, Mr. Dulle, Mr. Goetzman, Mr. Kehoe and Mr. Koester are participants in the Plan and each director entered into a participation agreement evidencing his and her participation in the plan. Under the Plan, which is a nonqualified deferred compensation plan subject to Section 409A of the Internal Revenue Code, the director is entitled to receive to $1,000 for each year of service payable for 5 years following a separation from service on or after age 70, with the benefit paid in monthly installments. The annual benefit is subject to a ten-year vesting schedule, with zero percent vesting in the first five years, 20% vesting after six years, and 20% thereafter for each additional year of service. If a director terminates employment prior to age 70 (other than due to disability or following a change in control), the director will be entitled to receive a lump sum payment equal to the vested accrued benefit liability (as defined in the Director Plan) within 90 days from the director’s separation from service. The agreement also provides a benefit in the event of the director’s death, disability or upon the occurrence of a change in control.
ITEM 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Persons and groups who beneficially own in excess of five percent of the common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of March 23, 2018, the shares of common stock beneficially owned by executive officers and directors as a group, and persons who were the beneficial owners of more than five percent of our outstanding shares of common stock. Information regarding the common stock ownership of each director and executive officer individually is set forth above under Item 10. This information is based solely upon information supplied to us and the filings required pursuant to the Securities Exchange Act of 1934.
Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1)	Percent of Shares of Common Stock Outstanding
Eagle Savings Bank ESOP	129,024	8.0%
All Directors and Executive Officers as a Group (9 persons)	207,470	12.9%

(1)
In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the Record Date. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.

ITEM 13.
Certain Relationships and Related Transactions and Director Independence

Transactions With Certain Related Persons.
Loans and Extensions of Credit.   The Sarbanes-Oxley Act of 2002 generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as Eagle Savings Bank, to their executive officers and directors in compliance with federal banking regulations. At December 31, 2017, total outstanding loans to directors and executive officers totaled $23,000, with an additional $27,000 in available credit on such loans. At December 31, 2017, all of our loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Eagle Savings Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original terms at December 31, 2017, and were made in compliance with federal banking regulations.
Board Independence
Nasdaq Stock Market Rules require (a) that we have a majority of independent directors on the Board, (b) any compensation committee and nominating committee to be composed solely of independent directors, (c) the compensation of executive officers being determined by a majority of the independent directors or a compensation committee composed solely of independent directors, and (d) the election or recommendation of director nominees for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

The board of directors has determined that each of our directors, with the exception of President and Chief Executive Officer Gary Koester, is “independent” as defined in the listing standards of the Nasdaq Stock Market. Mr. Koester is not independent because he is one of our executive officers.
ITEM 14.
Principal Accountant Fees and Services

Audit Fees.   The aggregate fees billed to us for professional services rendered for the audit of our annual consolidated financial statements, review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with our engagement were $92,663 and $48,500 during the years ended December 31, 2017 and 2016, respectively.
Audit Related Fees.   During the year ended December 31, 2017 audit-related fees of  $125,840 were billed, all of which consisted of fees for services related to the mutual-to-stock conversion of Eagle Savings Bank and our stock offering, including review of the registration statement and prospectus, the issuance of consents, participation in drafting sessions, the preparation of accounting opinions, assistance with responses to regulatory accounting comments and the preparation of a comfort letter. During the year ended December 31, 2016, no audit-related fees were billed.
Tax Fees.   The aggregate fees billed to us for professional services rendered for tax preparation, tax consultation and tax compliance were $19,400 and $6,700 during the years ended December 31, 2017 and 2016, respectively.
All Other Fees.   There were no other fees billed during the years ended December 31, 2017 and 2016, respectively.
Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm
The Audit Committee has considered whether the provision of non-audit services, which relate primarily to tax compliance services and tax advice rendered and services performed in connection with the mutual-to-stock conversion of Eagle Savings Bank and our related stock offering, was compatible with maintaining the independence of BKD, LLP. The Audit Committee concluded that performing such services did not affect the independence of BKD, LLP in performing its function as our independent registered public accounting firm.
The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The audit-related fees and all other fees described above were approved as part of our engagement of BKD, LLP.

PART IV
ITEM 15.
Exhibits and Financial Statement Schedules

(a)(1)
Financial Statements

The documents filed as a part of this Form 10-K are:
(A)
Report of Independent Registered Public Accounting Firm;

(B)
Consolidated Balance Sheets — December 31, 2017 and 2016;

(C)
Consolidated Statements of Income — years ended December 31, 2017 and 2016;

(D)
Consolidated Statements of Retained Earnings — years ended December 31, 2017 and 2016;

(E)
Consolidated Statements of Cash Flows — years ended December 31, 2017 and 2016; and

(F)
Notes to Consolidated Financial Statements.

(a)(2)
Financial Statement Schedules

None.
(a)(3)
Exhibits

3.1	Articles of Incorporation of Eagle Financial Bancorp, Inc.(1)
3.2	Bylaws of Eagle Financial Bancorp, Inc.(2)
4	Form of Common Stock Certificate of Eagle Financial Bancorp, Inc.(3)
10.1	Form of Employment Agreement between Eagle Savings Bank and Gary J. Koester(4)
10.2	Form of Employment Agreement between Eagle Savings Bank and certain officers(5)
10.3	Form of Eagle Savings Bank Amended and Restated Supplemental Executive Retirement Plan(6)
10.4	Form of Eagle Savings Bank Amended and Restated Supplemental Director Retirement Plan(7)
21	Subsidiaries of Registrant(8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) the Consolidated Statements of Income for the years ended December 31, 2017 and 2016, (iii) the Consolidated Statements of Retained Earnings for the years ended December 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016, and (v) the notes to the Consolidated Financial Statements

(1)
Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2017 (File No. 333-216576).

(2)
Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2017 (File No. 333-216576).

(3)
Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2017 (File No. 333-216576).

(4)
Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2017 (File No. 333-216576).

(5)
Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2017 (File No. 333-216576).

(6)
Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2017 (File No. 333-216576).

(7)
Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2017 (File No. 333-216576).

(8)
Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2017 (File No. 333-216576).

ITEM 16.
Form 10-K Summary

None.

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Eagle Financial Bancorp, Inc.
Date: March 23, 2018	By: /s/ Gary J. Koester Gary J. Koester President and Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ Gary J. Koester Gary J. Koester	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2018
/s/ Kevin R. Schramm Kevin R. Schramm	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 23, 2018
/s/ James W. Braun James W. Braun	Chairman of the Board	March 23, 2018
/s/ Guy W. Cagney Guy W. Cagney	Director	March 23, 2018
/s/ Steven J. Dulle Steven J. Dulle	Director	March 23, 2018
/s/ Adam B. Goetzman Adam B. Goetzman	Director	March 23, 2018
/s/ Steven C. Kehoe Steven C. Kehoe	Director	March 23, 2018

EXHIBIT INDEX
3.1	Articles of Incorporation of Eagle Financial Bancorp, Inc.(1)
3.2	Bylaws of Eagle Financial Bancorp, Inc.(2)
4	Form of Common Stock Certificate of Eagle Financial Bancorp, Inc.(3)
10.1	Form of Employment Agreement between Eagle Savings Bank and Gary J. Koester(4)
10.2	Form of Employment Agreement between Eagle Savings Bank and certain officers(5)
10.3	Form of Eagle Savings Bank Amended and Restated Supplemental Executive Retirement Plan(6)
10.4	Form of Eagle Savings Bank Amended and Restated Supplemental Director Retirement Plan(7)
21	Subsidiaries of Registrant(8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) the Consolidated Statements of Income for the years ended December 31, 2017 and 2016, (iii) the Consolidated Statements of Retained Earnings for the years ended December 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016, and (v) the notes to the Consolidated Financial Statements

(1)
Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2017 (File No. 333-216576).

(2)
Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2017 (File No. 333-216576).

(3)
Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2017 (File No. 333-216576).

(4)
Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2017 (File No. 333-216576).

(5)
Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2017 (File No. 333-216576).

(6)
Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2017 (File No. 333-216576).

(7)
Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2017 (File No. 333-216576).

(8)
Incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 9, 2017 (File No. 333-216576).