Form 10-Q
period 2018-03-31
Eagle Financial Bancorp, Inc.
filed 2018-05-11
CIK 1699018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                              March 31, 2018

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

Yes ☐           No ☒

There were 1,612,808 shares of the Registrant’s common stock issued and outstanding as of May 11, 2018.

Part I. Financial Information

Item 1.	Financial Statements

Eagle Financial Bancorp, Inc.

Condensed Consolidated Balance Sheets

March 31, 2018 (Unaudited) and December 31, 2017

(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
Assets

Cash and due from banks	$534	$519
Federal Reserve and Federal Home Loan Bank (FHLB) demand accounts	9,841	14,831
Cash and cash equivalents	10,375	15,350
Interest-bearing time deposits in other banks	5,478	5,079
Loans held for sale	2,858	3,336
Loans, net of allowance for loan losses of $1,185 and $1,181 at March 31, 2018 and December 31, 2017, respectively	102,434	96,529
Premises and equipment - at depreciated cost	4,328	4,361
FHLB stock - at cost	754	736
Bank-owned life insurance (BOLI)	1,923	1,912
FHLB lender risk account receivable	3,188	3,168
Accrued interest receivable	316	287
Prepaid federal income taxes	18	37
Other assets	557	287

Total assets	$132,229	$131,082

Liabilities and Shareholders' Equity

Liabilities
Deposits
Noninterest-bearing	$4,208	$4,032
Interest-bearing	98,283	97,086
Total deposits	102,491	101,118

FHLB advances	4	9
Advances from borrowers for taxes and insurance	559	866
Accrued interest payable	1	1
Accrued supplemental retirement plans	1,135	1,079
Deferred federal tax liability	317	315
Other liabilities	231	357

Total liabilities	104,738	103,745

Shareholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 1,612,808 shares issued and outstanding	16	16
Additional paid-in capital	14,740	14,730
Retained earnings	13,945	13,817
Unearned Employee Stock Ownership Plan ("ESOP") shares	(1,210)	(1,226)

Total shareholders' equity	27,491	27,337

Total liabilities and shareholders' equity	$132,229	$131,082

See accompanying notes to condensed financial statements.

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2018	2017

Interest and Dividend Income
Interest earned on loans	$1,091	$953
Dividends on FHLB stock	10	9
Other interest-earning deposits	64	32
Total interest and dividend income	1,165	994

Interest Expense
Interest on deposits	169	162
Total interest expense	169	162

Net Interest Income	996	832

Provision for Loan Losses	-	10

Net Interest Income After Provision for Loan Losses	996	822

Noninterest Income
Net gains on loan sales	378	602
Other service charges and fees	41	38
Income from BOLI	11	12
Total noninterest income	430	652

Noninterest Expense
Compensation and benefits	841	741
Occupancy and equipment, net	63	51
Data processing	112	93
Legal and professional services	72	81
FDIC premium expense	10	-
Foreclosed real estate impairments and expenses, net	-	7
Franchise and other taxes	41	27
Advertising	10	16
ATM processing expense	20	23
Other expenses	108	98
Total noninterest expense	1,277	1,137

Income Before Income Taxes	149	337

Income Taxes
Provision for Income taxes	21	111

Total income taxes	21	111
Net Income and Comprehensive Income	$128	$226
Earnings per share - basic and diluted	$0.09	N/A
Weighted-average shares outstanding - basic and diluted	1,491,310	N/A

See accompanying notes to condensed financial statements.

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

		Additional		Unearned
	Common	Paid-In	Retained	ESOP
	Stock	Capital	Earnings	Shares	Total

Balance at December 31, 2016	$-	$-	$13,477	$-	$13,477
Net income	-	-	226	-	226
Balance at March 31, 2017	$-	$-	$13,703	$-	$13,703

Balance at December 31, 2017	$16	$14,730	$13,817	$(1,226)	$27,337
Net income	-	-	128	-	128
ESOP shares earned	-	10	-	16	26
Balance at March 31, 2018	$16	$14,740	$13,945	$(1,210)	$27,491

See accompanying notes to condensed financial statements.

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2018	2017

Operating Activities
Net income	$128	$226
Items not requiring (providing) cash:
Depreciation and amortization	51	48
Amortization of deferred loan fees	(9)	4
Proceeds on sale of loans in the secondary market	10,747	13,169
Loans originated for sale in the secondary market	(9,891)	(14,525)
Gain on sale of loans	(378)	(602)
Provision for loan losses	-	10
Loss on sale of foreclosed real estate	-	3
Deferred federal tax liability	2	66
Increase in cash surrender value of BOLI	(11)	(12)
Impairment on foreclosed real estate	-	3
ESOP compensation expense	26	-
Changes in:
FHLB lender risk account receivable	(20)	(244)
Accrued interest receivable	(29)	(7)
Other assets and prepaid federal income taxes	(251)	(403)
Accrued supplemental retirement plans	56	53
Accrued expenses and other liabilities	(126)	159

Net cash flows provided by (used in) operating activities	295	(2,052)

Investing Activities
Net increase in interest-bearing time deposits in other banks	(399)	-
Net increase in loans	(5,896)	(3,237)
Purchase of premises and equipment	(18)	(54)
Purchase of FHLB stock	(18)	-
Proceeds from sale of foreclosed real estate	-	13

Net cash used in investing activities	(6,331)	(3,278)

Financing Activities
Net increase in deposits	1,373	3,047
Repayment of FHLB advances	(5)	(4)
Net decrease in advances from borrowers for taxes and insurance	(307)	(224)

Net cash provided by financing activities	1,061	2,819

Decrease in Cash and Cash Equivalents	(4,975)	(2,511)

Cash and Cash Equivalents, Beginning of Period	15,350	19,589

Cash and Cash Equivalents, End of Period	$10,375	$17,078

(Continued)

6

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2018	2017
Supplemental Cash Flows Information:
Interest paid	$169	$162

See accompanying notes to condensed financial statements.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited) and December 31, 2017

Three Months Ended March 31, 2018 and 2017 (Unaudited)

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

The Bank may not pay a dividend on its capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. In addition, the stock holding company will be subject to certain regulations related to the payment of dividends and the repurchase of its capital stock. For additional information regarding restrictions on dividends and stock repurchases that may be paid by the Company, see the Company’s annual report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2017, filed with the SEC on March 23, 2018.

The Conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

Basis of Presentation and Consolidation

The condensed consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018, include Eagle Financial Bancorp, Inc. and the Bank, its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation. The financial statements for the three months ended March 31, 2017 represent the Bank only, as the conversion to stock form, including the formation of the Company was completed on July 20, 2017.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited) and December 31, 2017

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

References herein to the Company for periods prior to the completion of the stock conversion should be deemed to refer to the Bank. The accompanying condensed balance sheet of the Company as of December 31, 2017, which has been derived from audited financial statements, and unaudited condensed financial statements of the Company as of March 31, 2018 and for the three months ended March 31, 2018 and 2017, were prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2017 included in the Registrant’s Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to Financial Statements contained in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed financial statements have been included to present fairly the financial position as of March 31, 2018 and the results of operations and cash flows for the three months ended March 31, 2018 and 2017. All interim amounts have not been audited and the results of operations for the three months ended March 31, 2018, herein are not necessarily indicative of the results of operations to be expected for the entire year.

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

Earnings (Loss) Per Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including allocated and committed-to-be-released ESOP shares, during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. There were no dilutive shares as of March 31, 2018.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited) and December 31, 2017

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

Three Months Ended
March 31, 2018

Net income	$128

Weighted average shares outstanding for basic earnings per share:

Average shares outstanding:	1,612,808
Less: Average unearned ESOP shares	121,498
1,491,310

Additional dilutive shares:	-

Weighted average shares outstanding for basic and diluted earnings per share:	1,491,310

Basic and diluted earnings per share	$0.09

Note 2: Loans and Allowance for Loan Losses

The composition of the loan portfolio at March 31, 2018 and December 31, 2017 was as follows:

	March 31,	December 31,
	2018	2017
Residential mortgage loans	$58,736	$53,682
Commercial real estate and land loans	14,522	13,739
Home equity and other consumer	13,489	12,570
Residential construction loans	11,277	10,362
Residential mortgage loans, non-owner occupied	6,934	7,082
Multi-family real estate loans	2,050	2,084
Commercial loans	5,695	5,536
	112,703	105,055

Net deferred loan costs	58	66
Loans in process	(9,142)	(7,411)
Allowance for loan losses	(1,185)	(1,181)

Net loans	$102,434	$96,529

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited) and December 31, 2017

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

Loans serviced for the benefit of others at March 31, 2018 and December 31, 2017 amounted to $2,111 and $2,166, respectively.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited) and December 31, 2017

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three months ended March 31, 2018 and 2017 and year ended December 31, 2017:

Three Months Ended March 31, 2018 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of year	$283	$199	$276	$116	$122	$25	$160	$1,181
Provision charged to expense	1	10	17	7	(35)	-	-	-
Losses charged off	-	-	-	-	-	-	-	-
Recoveries	4	-	-	-	-	-	-	4

Balance, end of year	$288	$209	$293	$123	$87	$25	$160	$1,185

Ending balance: individually evaluated for impairment	$19	$8	$-	$-	$-	$-	$138	$165

Ending balance: collectively evaluated for impairment	$269	$201	$293	$123	$87	$25	$22	$1,020

Loans:
Ending balance	$58,736	$14,522	$13,489	$11,277	$6,934	$2,050	$5,695	$112,703

Ending balance: individually evaluated for impairment	$141	$158	$-	$-	$194	$-	$300	$793

Ending balance: collectively evaluated for impairment	$58,595	$14,364	$13,489	$11,277	$6,740	$2,050	$5,395	$111,910

Three Months Ended March 31, 2017 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of year	$166	$164	$341	$88	$175	$30	$173	$1,137
Provision charged to expense	18	10	(6)	1	(10)	(2)	(1)	10
Losses charged off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	3	3

Balance, end of period	$184	$174	$335	$89	$165	$28	$175	$1,150

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited) and December 31, 2017

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

Year Ended December 31, 2017	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of year	$166	$164	$341	$88	$175	$30	$173	$1,137
Provision charged to expense	112	108	(65)	28	(44)	(5)	(32)	102
Losses charged off	-	(73)	-	-	(9)	-	-	(82)
Recoveries	5	-	-	-	-	-	19	24

Balance, end of year	$283	$199	$276	$116	$122	$25	$160	$1,181

Ending balance: individually evaluated for impairment	$22	$10	$-	$-	$32	$-	$138	$202

Ending balance: collectively evaluated for impairment	$261	$189	$276	$116	$90	$25	$22	$979

Loans:
Ending balance	$53,682	$13,739	$12,570	$10,362	$7,082	$2,084	$5,536	$105,055

Ending balance: individually evaluated for impairment	$142	$157	$-	$-	$196	$-	$300	$795

Ending balance: collectively evaluated for impairment	$53,540	$13,582	$12,570	$10,362	$6,886	$2,084	$5,236	$104,260

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited) and December 31, 2017

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

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

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of March 31, 2018 and December 31, 2017:

March 31, 2018 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
Rating
Satisfactory (5-8)	$57,942	$13,997	$13,232	$11,277	$6,398	$2,050	$5,210	$110,106
Special mention (1)	-	-	-	-	-	-	-	-
Substandard (2)	794	525	257	-	536	-	485	2,597
Doubtful (3)	-	-	-	-	-	-	-	-
Loss (4)	-	-	-	-	-	-	-	-

Total	$58,736	$14,522	$13,489	$11,277	$6,934	$2,050	$5,695	$112,703

December 31, 2017	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
Rating
Satisfactory (5-8)	$52,948	$13,212	$12,411	$10,362	$6,508	$2,084	$5,039	$102,564
Special mention (1)	-	-	-	-	-	-	-	-
Substandard (2)	734	527	159	-	574	-	497	2,491
Doubtful (3)	-	-	-	-	-	-	-	-
Loss (4)	-	-	-	-	-	-	-	-

Total	$53,682	$13,739	$12,570	$10,362	$7,082	$2,084	$5,536	$105,055

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three months ended March 31, 2018.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited) and December 31, 2017

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2018 and December 31, 2017:

March 31, 2018 (Unaudited)	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
Residential mortgage loans	$81	$-	$624	$705	$58,031	$58,736	$-
Commercial real estate and land loans	-	-	158	158	14,364	14,522	-
Home equity and other consumer	99	63	-	162	13,327	13,489	-
Residential construction loans	-	-	-	-	11,277	11,277	-
Residential mortgage loans, non-owner occupied	503	-	-	503	6,431	6,934	-
Multi-family real estate loans	-	-	-	-	2,050	2,050	-
Commercial loans	-	-	-	-	5,695	5,695	-

Total	$683	$63	$782	$1,528	$111,175	$112,703	$-

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
Residential mortgage loans	$173	$-	$634	$807	$52,875	$53,682	$-
Commercial real estate and land loans	-	-	157	157	13,582	13,739	-
Home equity and other consumer	39	-	-	39	12,531	12,570	-
Residential construction loans	-	-	-	-	10,362	10,362	-
Residential mortgage loans, non-owner occupied	-	-	-	-	7,082	7,082	-
Multi-family real estate loans	-	-	-	-	2,084	2,084	-
Commercial loans	-	-	-	-	5,536	5,536	-

Total	$212	$-	$791	$1,003	$104,052	$105,055	$-

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited) and December 31, 2017

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present impaired loans at March 31, 2018, March 31, 2017 and as of December 31, 2017:

March 31, 2018 (Unaudited)
Average
		Unpaid		Investment	Interest
	Recorded	Principal	Allocated	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without an allocated allowance:
Residential mortgage loans	$-	-	$-	$-	$-
Commercial real estate and land loans	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-
Residential construction loans	-	-	-	-	-
Residential mortgage loans, non-owner occupied	194	194	-	195	3
Multi-family real estate loans	-	-	-	-	-
Commercial loans	-	-	-	-	-
Loans with an allocated allowance:		-	-	-	-
Residential mortgage loans	141	141	19	141	1
Commercial real estate and land loans	158	158	8	158	-
Home equity and other consumer	-	-	-	-	-
Residential construction loans	-	-	-	-	-
Residential mortgage loans, non-owner occupied	-	-	-	-	-
Multi-family real estate loans	-	-	-	-	-
Commercial loans	300	300	138	300	4

Total	$793	$793	$165	$794	$8

				Three Months Ended
	As of December 31, 2017			March 31, 2017
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Allocated	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without an allocated allowance:
Residential mortgage loans	$-	$-	$-	$-	$-
Commercial real estate and land loans	-	-	-	206	1
Home equity and other consumer	-	-	-	-	-
Residential construction loans	-	-	-	-	-
Residential mortgage loans, non-owner occupied	-	-	-	93	2
Multi-family real estate loans	-	-	-	2	-
Commercial loans	-	-	-	-	-
Loans with an allocated allowance:
Residential mortgage loans	142	142	22	145	2
Commercial real estate and land loans	157	157	10	-	-
Home equity and other consumer	-	-	-	-	-
Residential construction loans	-	-	-	-	-
Residential mortgage loans, non-owner occupied	196	196	32	202	2
Multi-family real estate loans	-	-	-	-	-
Commercial loans	300	300	138	330	3

Total	$795	$795	$202	$978	$10
16

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited) and December 31, 2017

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

Interest income recognized is not materially different than interest income that would have been recognized on a cash basis.

The following table presents the Bank’s nonaccrual loans at March 31, 2018 and December 31, 2017. This table excludes performing troubled debt restructurings.

	March 31,	December 31,
	2018	2017
Residential mortgage loans	$624	$634
Commercial real estate and land loans	158	157
Home equity and other consumer	-	-
Residential construction loans	-	-
Residential mortgage loans, non-owner occupied	-	-
Multi-family real estate loans	-	-
Commercial loans	-	-

Total	$782	$791

During the three months ended March 31, 2018 and the year ended December 31, 2017, there were no loans modified as troubled debt restructurings.

Following is a summary of troubled debt restructurings at March 31, 2018 and December 31, 2017:

	Number of Contracts	Recorded Investment
	(Dollars in thousands)
At March 31, 2018:
Residential mortgage loans	1	$77
Commercial real estate and land loans	-	-
Home equity and other consumer	-	-
Residential construction loans	-	-
Residential mortgage loans, non-owner occupied	4	194
Multi-family real estate loans	-	-
Commercial loans	1	300
	6	$571

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited) and December 31, 2017

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

	Number of Contracts	Recorded Investment
At December 31, 2017:
Residential mortgage loans	1	$77
Commercial real estate and land loans	-	-
Home equity and other consumer	-	-
Residential construction loans	-	-
Residential mortgage loans, non-owner occupied	4	196
Multi-family real estate loans	-	-
Commercial loans	1	300
	6	$573

As of March 31, 2018, the Bank had total troubled debt restructurings of $571.  There were five residential mortgage loans and residential non-owner occupied loans totaling $271 in troubled debt restructurings with the largest totaling $194.  The remaining $300 in troubled debt restructurings consisted of one commercial loan.  As of December 31, 2017, the Bank had total troubled debt restructurings of $573.  There were five residential mortgage loans and residential non-owner occupied loans totaling $273 in troubled debt restructurings with the largest totaling $196.  The remaining $300 in troubled debt restructurings consisted of one commercial loan. These loans were modified due to short term concessions. Eagle Savings Bank has no commitments to lend additional funds to these debtors owing receivables whose terms have been modified in troubled debt restructurings.

There were no foreclosed real estate properties at March 31, 2018 and December 31, 2017. There were two residential real estate properties totaling $151 and one commercial real estate property totaling $158 in the process of foreclosure at March 31, 2018.

Note 3: Employee Stock Ownership Plan (“ESOP”)

In connection with the conversion to an entity owned by stockholders, the Company established an Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in an amount sufficient to purchase 129,024 shares (approximately 8.0% of the common stock issued in connection with the conversion). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Company and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, and then the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 20 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants will vest in their accrued benefits under the ESOP at the rate of 20 percent per year after two years of service. Vesting is accelerated upon retirement, death or disability of the participant, or a change in control of the Company. Forfeitures will be reallocated to remaining participants. Benefits may be payable upon retirement, death, disability, separation of service, or termination of the ESOP.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited) and December 31, 2017

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $26,000 for the three months ended March 31, 2018.

A summary of the ESOP shares as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Shares allocated to participants	1,613	6,451
Shares released to participants	6,451	-
Unreleased shares	120,960	122,573
Total	129,024	129,024

Fair Value of Unreleased Shares	$1,913,587	$1,982,005

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

Quantitative measures established by regulatory reporting standards, to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital (as defined), Tier I capital (as defined) and common equity Tier 1capital (as defined) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2018 and December 31, 2017 that the Bank meets all capital adequacy requirements to which it is subject.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited) and December 31, 2017

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

As of March 31, 2018 and December 31, 2017 the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier 1 risk-based capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer has been phased in over multiple years. The initial phase-in began at 0.625% on January 1, 2018, the current capital conservation buffer is 1.875%, and the buffer will be fully phased in at 2.5% on January 2019.

The Bank’s actual capital amounts and ratios are presented in the following tables (minimum capital requirements exclude the capital conservation buffer):

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018:

Equity	$20,365
Allowance for loan losses	1,185

Total risk-based capital (to risk-weighted assets)	$21,550	17.5%	$9,850	8.0%	$12,312	10.0%

Tier I capital (to risk-weighted assets)	20,365	16.5%	7,387	6.0%	9,850	8.0%

Common equity Tier I capital (to risk-weighted assets)	20,365	16.5%	5,541	4.5%	8,003	6.5%

Tier I capital (to adjusted total assets)	20,365	15.7%	5,204	4.0%	6,505	5.0%

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited) and December 31, 2017

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited) and December 31, 2017

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

Nonrecurring Measurements

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and December 31, 2017:

		Fair Value Measurements Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2018	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$628	$-	$-	$628

		Fair Value Measurements Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2017	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$593	$-	$-	$593

Fair value adjustments, consisting of charge-offs or allocated allowances, on impaired loans and foreclosed assets held for sale during the three months ended March 31, 2018 and the year ended December 31, 2017 amounted to $0 and $6, respectively.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited) and December 31, 2017

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation
	March 31, 2018	Technique	Unobservable Inputs	Range
Impaired loans (collateral dependent)	$628	Market comparable properties	Marketability discount	10% - 15%

	Fair Value at	Valuation
	December 31, 2017	Technique	Unobservable Inputs	Range
Impaired loans (collateral dependent)	$593	Market comparable properties	Marketability discount	10% - 15%

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited) and December 31, 2017

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to sell securities is estimated based on current market prices for securities of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2018 and December 31, 2017, the fair value of such commitments was not material.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited) and December 31, 2017

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present estimated fair values of the Bank’s financial instruments at March 31, 2018 and December 31, 2017.

			Fair Value Measurements Using
March 31, 2018	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$10,375	$10,375	$10,375	$-	$-
Interest-bearing time deposits	5,478	5,478	5,478	-	-
Loans held for sale	2,858	2,858	-	-	2,858
Loans, net of allowance for losses	102,434	103,823	-	-	103,823
FHLB stock	754	754	-	754	-
FHLB lender risk account receivable	3,188	3,169	-	-	3,169
Interest receivable	316	316	-	316	-

Financial Liabilities
Deposits	102,491	101,884	59,247	42,637	-
FHLB advances	4	4	-	4	-
Advances from borrowers for taxes and insurance	559	559	-	559	-
Interest payable	1	1	-	1	-

			Fair Value Measurements Using
December 31, 2017	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$15,350	$15,350	$15,350	$-	$-
Interest-bearing time deposits	5,079	5,079	5,079	-	-
Loans held for sale	3,336	3,336	-	-	3,336
Loans, net of allowance for losses	96,529	98,470	-	-	98,470
FHLB stock	736	736	-	736	-
FHLB lender risk account receivable	3,168	3,174	-	-	3,174
Interest receivable	287	287	-	287	-

Financial Liabilities
Deposits	101,118	100,728	59,415	41,313	-
FHLB advances	9	9	-	9	-
Advances from borrowers for taxes and insurance	866	866	-	866	-
Interest payable	1	1	-	1	-

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited) and December 31, 2017

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

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

At March 31, 2018, the Bank had loans approved but not yet originated with adjustable interest rates of 3.50% for $504 secured by one-to four-family residential real estate and a home equity loan with an adjustable interest rate of 4.75% totaling $213. At December 31, 2017, the Bank had loans approved but not yet originated of $810. There was a 30 year fixed rate one-to four-family residential real estate loan with a fixed interest rate of 3.875% for $202 and a 5/1 adjustable rate one-to four-family residential real estate construction loan with a rate of 3.25% for $608. At March 31, 2018, the Bank had undisbursed loans in process of $9,142 with fixed interest rates ranging from 4.375% to 4.625% and adjustable rates ranging from 3.125% to 3.625%. At December 31, 2017 the Bank had undisbursed loans in process of $7,411 with fixed interest rates ranging from 4.375% to 4.625% and adjustable interest rates ranging from 3.125% to 3.500%.

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

Lines and letters of credit at March 31, 2018 were as follows:

Unused lines of credit	$4,490
Standby letters of credit	-
Unused home equity lines	11,457

Total commitments	$15,947

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited) and December 31, 2017

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

Note 7:	Recent Accounting Pronouncements

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited) and December 31, 2017

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

In January 2016, the FASB issued ASU No. 2016-01 "Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for public companies for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years. For private companies the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations since it does not have any equity securities or a valuation allowance. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. At this time the Company cannot quantify the change in the fair value of such disclosures since the Company continues to evaluate the full impact of the Update and is continuing to develop appropriate procedures and processes to comply with the disclosure requirements of such amendments. The current accounting policies and procedures will be modified after the Company fully evaluates the standard to comply with the accounting changes mentioned above. For additional information on fair value of assets and liabilities, see Note 5.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited) and December 31, 2017

Three Months Ended March 31, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments." The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity's current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the financial assets. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at the adoption date. The Company is anticipating a significant change in processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider the expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company has continued developing processes during the first quarter of 2018. Management continues to focus its attention on collecting historical loan loss data, loan level data, and evaluating data capabilities to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 2.

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

In November 2016, the FASB issued ASU No. 2016-18 "Statement of Cash Flows (Topic 230) – Restricted Cash." ASU 2016-18 provides amendments to cash flow statement classification and presentation to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. The Company has assessed ASU 2016-18 and does not expect a significant impact on its accounting and disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2018 and 2017 is intended to assist in understanding the financial condition and result of operations of the Bank. The information contained in this section should be read in conjunction with the Unaudited Condensed Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to continue to manage our operations successfully;

•	our ability to successfully implement our business plan of managed growth, diversifying our loan portfolio and increasing mortgage banking operations to improve profitability;

•	our success in increasing our commercial business, commercial real estate, construction and home equity lending;

•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	competition among depository and other financial institutions;

•	our ability to attract and maintain deposits and our success in introducing new financial products;

•	our ability to maintain our asset quality even as we increase our commercial real estate and multi-family and commercial business lending;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	changes in consumer spending, borrowing and saving habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in our SEC filings.

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

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total Assets. Total assets were $132.2 million at March 31, 2018, an increase of $1.1 million, or 0.9%, over the $131.1 million at December 31, 2017. The increase was primarily due to an increase in net loans of $5.9 million, offset by a decrease in cash and due from banks of $5.0 million.

Net Loans. Net loans increased by $5.9 million, or 6.1%, to $102.4 million at March 31, 2018 from $96.5 million at December 31, 2017. During the three months ended March 31, 2018, we originated $23.7 million of loans, $14.5 million of which were one- to four-family residential real estate loans, and sold $10.7 million of loans in the secondary market. During the three months ended March 31, 2018, one- to four-family residential real estate loans increased $5.1 million, or 9.4%, to $58.7 million at March 31, 2018, from $53.7 million at December 31, 2017; multi-family loans decreased $34,000, or 1.6%, to $2.1 million at March 31, 2018; commercial real estate loans and land loans increased $783,000, or 5.7%, to $14.5 million at March 31, 2018; construction loans increased $915,000, or 8.8%, to $11.3 million at March 31, 2018; home equity and other consumer loans increased $919,000, or 7.3% to $13.5 million at March 31, 2018; and commercial loans increased $159,000, or 2.9% to $5.7 million at March 31, 2018. Increases in loan balances reflect our strategy to grow and diversify our loan portfolio. Such growth has been achieved amid strong competition for commercial real estate and one- to four-family residential mortgage loans in our market area in the current low interest rate environment. We have sold loans on a servicing released basis in transactions with the FHLB-Cincinnati, through its mortgage purchase program, and other investors. We sold $10.7 million of loans in the first three months of 2018. Loans serviced for these investors were $2.1 million at both March 31, 2018 and December 31, 2017. Management intends to continue this sales activity in future periods.

Interest-Bearing Deposits in Other Banks. The Bank’s investment in certificates of deposit in other banks increased $399,000, or 7.9%, to $5.5 million at March 31, 2018.

Foreclosed Assets. There were no additions to foreclosed assets during the three months ended March 31, 2018. At March 31, 2018, the Bank had no foreclosed assets.

Deposits. Deposits increased by $1.4 million, or 1.4%, to $102.5 million at March 31, 2018 from $101.1 million at December 31, 2017. Our core deposits, which are all deposits other than certificates of deposit, decreased $545,000, or 0.9%, to $59.2 million at March 31, 2018 from $59.8 million at December 31, 2017. Certificates of deposit increased $1.9 million, or 4.6%, to $43.2 million at March 31, 2018 from $41.3 million at December 31, 2017. During the three months ended March 31, 2018, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Federal Home Loan Bank Advances. FHLB-Cincinnati advances decreased $5,000, or 55.6%, to $4,000 at March 31, 2018 from $9,000 at December 31, 2017. The aggregate cost of these advances was 3.33% at March 31, 2018, compared to our cost of deposits of 0.71% at that same date.

Shareholders’ Equity. Shareholders’ equity increased $154,000, or 0.6%, to $27.5 million at March 31, 2018 from $27.3 million at December 31, 2017. The increase resulted from net income of $128,000 during the three months ended March 31, 2018, and expense of $26,000 related to the ESOP shares committed to be released.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and March 31, 2017

General. Our net income for the three months ended March 31, 2018 was $128,000, compared to a net income of $226,000 for the three months ended March 31, 2017, a decrease of $98,000, or 43.4%. The decrease in net income was primarily due to a $224,000 decrease in gain on sales of loans, and a $100,000 increase in compensation and benefits expense in the three months ended March 31, 2018. That was partially offset by a $171,000 increase in interest and dividend income in the three months ended March 31, 2018. There was also a decrease in income tax expense of $90,000 for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Interest Income. Interest income increased $171,000, or 17.2%, to $1.1 million for the three months ended March 31, 2018 from $994,000 for the three months ended March 31, 2017. This increase was primarily attributable to a $138,000 increase in interest income on loans receivable and an increase of $32,000 in interest income on other interest-earning deposits. The average balance of loans during the three months ended March 31, 2018 increased by $14.6 million, or 17.3%, from the average balance for the three months ended March 31, 2017, while the average yield on loans decreased by 11 basis points to 4.40% for the three months ended March 31, 2018 from 4.51% for the three months ended March 31, 2017. Interest income on other interest-bearing deposits, including certificates of deposit in other financial institutions, increased $32,000, or 100.0%, for the three months ended March 31, 2018, as a result of an increase in the average yield of 81 basis points, to 1.67%.

Interest Expense. Total interest expense increased $7,000, or 4.3%, to $169,000 for the three months ended March 31, 2018 from $162,000 for the three months ended March 31, 2017.

Net Interest Income. Net interest income increased $164,000, or 19.7%, to $996,000 for the three months ended March 31, 2018, compared to $832,000 for the three months ended March 31, 2017. The increase reflected an increase in total interest and dividend income of $171,000 offset by an increase in total interest expense of $7,000. Our net interest margin increased 20 basis points to 3.41% for the three months ended March 31, 2018 from 3.21% for the three months ended March 31, 2017. Our net interest rate spread increased to 3.29% for the three months ended March 31, 2018 from 3.16% for the three months ended March 31, 2017. The increase in our net interest margin and interest rate spread were impacted by rising interest rates in the three months ended March 31, 2018.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded no provision for loan losses for the three months ended March 31, 2018 and $10,000 for the three months ended March 31, 2017. The allowance for loan losses was $1.2 million, or 1.05% of total loans, at March 31, 2018, compared to $1.2 million, or 1.12% of total loans, at December 31, 2017. The $10,000 provision for loan losses in the three months ended March 31, 2017 was due primarily to increases in our total loan portfolio and changes in the composition of the portfolio. Total nonperforming loans were $1.4 million at both March 31, 2018 and December 31, 2017. Classified loans increased to $2.6 million at March 31, 2018, compared to $2.5 million at December 31, 2017. Total loans past due 30 days or more were $1.5 million and $1.0 million at March 31, 2018 and December 31, 2017, respectively. Net loan recoveries totaled $4,000 for the three months ended March 31, 2018, compared to $3,000 of net loans recoveries for the three months ended March 31, 2017. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2018 and 2017. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $222,000, or 34.0%, to $430,000 for the three months ended March 31, 2018 from $652,000 for the three months ended March 31, 2017. The decrease was primarily due to a reduction in gain on sales of loans of $224,000 during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Non-Interest Expense. Non-interest expense increased $140,000, or 12.3%, to $1.3 million for the three months ended March 31, 2018, compared to $1.1 million for the three months ended March 31, 2017. The increase was due to an increase in compensation and benefits of $100,000, an increase of $19,000 in data processing, an increase in FDIC premiums of $10,000, and an increase in other expenses of $10,000 during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. We expect that expenses will continue to increase in 2018 because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Federal Income Taxes. Federal income taxes decreased by $90,000 to an income tax expense of $21,000 for the three months ended March 31, 2018, compared to an income tax expense of $111,000 for the three months ended March 31, 2017. The decrease can be attributable to both a reduction of income before income taxes at March 31, 2018 as compared to March 31, 2017 and the decrease in the corporate tax rate from 34% to 21%.

Average Balances and Yields

The following table sets forth average balance sheets, annualized average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended March 31,
	2018			2017
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (4)	Balance	Interest	Cost (4)

Assets:
Interest Earning Assets
Loans	$99,194	$1,091	4.40%	$84,556	$953	4.51%
Interest bearing deposits and other	17,673	74	1.67%	19,079	41	0.86%
Total interest -earning assets	116,867	1,165	3.99%	103,635	994	3.84%
Total non-interest earning assets	13,275			12,394
Total assets	$130,142			$116,029

Liabilities and Equity:
Interest bearing checking	17,290	6	0.14%	16,045	6	0.15%
Savings	17,049	6	0.14%	15,996	6	0.15%
Money Market	20,023	11	0.22%	21,399	12	0.22%
CD's	41,877	146	1.39%	42,135	138	1.31%
Total interest-bearing deposits	96,239	169	0.70%	95,575	162	0.68%
FHLB Advances	6	-	3.33%	25	-	3.33%
Total interest bearing liabilities	96,245	169	0.70%	95,600	162	0.68%
Total non-interest-bearing liabilities	6,429			6,852

Total liabilities	102,674			102,452
Total equity	27,468			13,577
Total liabilities and equity	$130,142			$116,029

Net interest income		$996			$832
Net interest rate spread (1)			3.29%			3.16%
Net interest earning assets (2)	$20,622			$8,035
Net interest margin (3)			3.41%			3.21%
Ratio of average interest-earning assets to average interest bearing liabilities	121.43%			108.40%

_________________________

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Average yield/cost is annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and proceeds from the sale of loans. We also have the ability to borrow from the FHLB-Cincinnati. At March 31, 2018, we had $4,000 in outstanding advances from the FHLB-Cincinnati. At March 31, 2018, we had the capacity to borrow an additional $46.9 million from the FHLB-Cincinnati which includes $10.0 million on a line of credit with the FHLB-Cincinnati.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $295,000 for the three months ended March 31, 2018, while net cash used in operating activities was $2.1 million for the three months ended March 31, 2017, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loans, was $6.3 million for the three months ended March 31, 2018, while the net cash used in investing activities was $3.3 million for the three months ended March 31, 2017, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, was $1.1 million for the three month ended March 31, 2018, while the net cash provided by financing activities was $2.8 million for the three months ended March 31, 2017, also resulted from activity in deposit accounts.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2018, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $20.4 million, or 15.7% of adjusted total assets, which is above the well-capitalized required level of $6.5 million, or 5.0%; and total risk-based capital of $21.6 million, or 17.5% of risk-weighted assets, which is above the well-capitalized required level of $12.3 million, or 10.0%. Accordingly, Eagle Savings Bank was categorized as well capitalized at March 31, 2018 and December 31, 2017. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2018, we had outstanding commitments to originate loans of $25.8 million, including undisbursed funds on construction loans and funds available on undrawn lines of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature within one year from March 31, 2018 totaled $17.8 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as mended) as of March 31, 2018. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Offer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2018 there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1.A.	Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in the Eagle Financial Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on March 23, 2018 (“Form 10-K”), including under “Item 1.A. Risk Factors”, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At March 31, 2018, the risk factors for Eagle Financial Bancorp, Inc. have not changed materially from those reported in the Form 10-K. However, the risks described in the Form 10-K are not the only risks that we face.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following material from Eagle Financial Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 11, 2018	By:	/s/Gary J. Koester
Gary J. Koester
President and Chief Executive Officer

Date:	May 11, 2018	By:	/s/Kevin R. Schramm
Kevin R. Schramm
Vice President, Chief Financial Officer and Treasurer

