Form 10-Q
period 2018-06-30
Eagle Financial Bancorp, Inc.
filed 2018-08-10
CIK 1699018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        June 30, 2018

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

Yes ☐      No ☒

There were 1,612,808 shares of the Registrant’s common stock issued and outstanding as of August 10, 2018.

Part I. Financial Information

Item 1.	Financial Statements

Eagle Financial Bancorp, Inc.

Condensed Consolidated Balance Sheets

June 30, 2018 (Unaudited) and December 31, 2017

(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
Assets

Cash and due from banks	$429	$519
Federal Reserve and Federal Home Loan Bank (FHLB) demand accounts	7,522	14,831
Cash and cash equivalents	7,951	15,350
Interest-bearing time deposits in other banks	4,482	5,079
Loans held for sale	4,119	3,336
Loans, net of allowance for loan losses of $1,167 and $1,181 at June 30, 2018 and December 31, 2017, respectively	105,738	96,529
Premises and equipment - at depreciated cost	4,296	4,361
FHLB stock - at cost	754	736
Foreclosed real estate held for sale, net	46	-
Bank-owned life insurance (BOLI)	1,935	1,912
FHLB lender risk account receivable	3,242	3,168
Accrued interest receivable	328	287
Prepaid federal income taxes	12	37
Other assets	610	287

Total assets	$133,513	$131,082

Liabilities and Shareholders' Equity

Liabilities
Deposits
Noninterest-bearing	$5,524	$4,032
Interest-bearing	98,130	97,086
Total deposits	103,654	101,118

FHLB advances	-	9
Advances from borrowers for taxes and insurance	285	866
Accrued interest payable	1	1
Accrued supplemental retirement plans	1,190	1,079
Deferred federal tax liability	316	315
Other liabilities	466	357

Total liabilities	105,912	103,745

Shareholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 1,612,808 shares issued and outstanding	16	16
Additional paid-in capital	14,749	14,730
Retained earnings	14,029	13,817
Unearned Employee Stock Ownership Plan ("ESOP") shares	(1,193)	(1,226)

Total shareholders' equity	27,601	27,337

Total liabilities and shareholders' equity	$133,513	$131,082

See accompanying notes to condensed financial statements.

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest and Dividend Income
Interest earned on loans	$1,168	$998	$2,259	$1,951
Dividends on FHLB stock	12	9	22	18
Other interest-earning deposits	55	28	119	60

Total interest and dividend income	1,235	1,035	2,400	2,029

Interest Expense
Interest on deposits	185	167	354	328
FHLB advances	-	-	-	1
Total interest expense	185	167	354	329

Net Interest Income	1,050	868	2,046	1,700

Provision for Loan Losses	-	75	-	85

Net Interest Income After Provision for Loan Losses	1,050	793	2,046	1,615

Noninterest Income
Net gains on loan sales	388	493	765	1,096
Other service charges and fees	50	55	91	93
Income from BOLI	12	11	23	23

Total noninterest income	450	559	879	1,212

Noninterest Expense
Compensation and benefits	898	806	1,738	1,547
Occupancy and equipment, net	59	60	122	111
Data processing	75	67	153	134
Legal and professional services	80	46	153	128
FDIC premium expense	10	9	20	9
Foreclosed real estate impairments and expenses, net	-	2	-	9
Franchise and other taxes	59	27	100	54
Advertising	30	51	40	67
ATM processing expense	21	21	40	44
Other expenses	159	135	301	259

Total noninterest expense	1,391	1,224	2,667	2,362

Income Before Income Taxes	109	128	258	465

Income Taxes
Provision for Income taxes	25	39	46	150

Total income taxes	25	39	46	150

Net Income and Comprehensive Income	$84	$89	$212	$315
Earnings per share - basic and diluted	$0.05	N/A	$0.14	N/A
Weighted-average shares outstanding - basic and diluted	1,492,923	N/A	1,492,117	N/A

See accompanying notes to condensed financial statements.

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

		Additional		Unearned
	Common	Paid-In	Retained	ESOP
	Stock	Capital	Earnings	Shares	Total
Balance at December 31, 2016	$-	$-	$13,477	$-	$13,477
Net income	-	-	315	-	315
Balance at June 30, 2017	$-	$-	$13,792	$-	$13,792

Balance at December 31, 2017	$16	$14,730	$13,817	$(1,226)	$27,337
Net income	-	-	212	-	212
ESOP shares earned	-	19	-	33	52
Balance at June 30, 2018	$16	$14,749	$14,029	$(1,193)	$27,601

See accompanying notes to condensed financial statements.

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

	Six Months Ended
	June 30,
	2018	2017
Operating Activities
Net income	$212	$315
Items not requiring (providing) cash:
Depreciation and amortization	79	108
Proceeds on sale of loans in the secondary market	27,409	32,888
Loans originated for sale in the secondary market	(27,427)	(35,666)
Gain on sale of loans	(765)	(1,096)
Provision for loan losses	-	85
Loss on sale of foreclosed real estate	-	3
Deferred federal tax liability	1	64
Increase in cash surrender value of BOLI	(23)	(23)
Impairment on foreclosed real estate	-	3
ESOP compensation expense	52	-
Changes in:
FHLB lender risk account receivable	(74)	(352)
Accrued interest receivable and interest payable	(41)	(12)
Other assets and prepaid federal income taxes	(298)	(923)
Accrued supplemental retirement plans	111	105
Accrued expenses and other liabilities	109	332

Net cash flows used in operating activities	(655)	(4,169)

Investing Activities
Net decrease in interest-bearing time deposits in other banks	597	247
Net increase in loans	(9,232)	(7,621)
Purchase of FHLB stock	(18)	(8)
Purchase of premises and equipment	(37)	(92)
Proceeds from sale of foreclosed real estate	-	49

Net cash used in investing activities	(8,690)	(7,425)

Financing Activities
Net increase in deposits	2,536	12,629
Repayment of FHLB advances	(9)	(11)
Net decrease in advances from borrowers for taxes and insurance	(581)	(452)

Net cash provided by financing activities	1,946	12,166

(Decrease) Increase in Cash and Cash Equivalents	(7,399)	572

Cash and Cash Equivalents, Beginning of Period	15,350	19,589

Cash and Cash Equivalents, End of Period	$7,951	$20,161

(Continued)

6

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

	Six Months Ended
	June 30,
	2018	2017
Supplemental Cash Flows Information:
Interest paid	$354	$329
Income taxes paid	19	-
Transfers to foreclosed assets held for sale	46	-

See accompanying notes to condensed financial statements.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited) and December 31, 2017

Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

General

Eagle Financial Bancorp, Inc. (the “Company”), a Maryland corporation and registered savings and loan holding company, was formed on February 21, 2017 to become the savings and loan holding company for Eagle Savings Bank (the “Bank”). The Bank, an Ohio chartered savings and loan association, completed its mutual-to-stock conversion on July 20, 2017. In connection with the Bank’s conversion, the Company acquired 100% ownership of the Bank and the Company offered and sold 1,572,808 shares of its common stock at $10.0 per share, for gross offering proceeds of $15,728. The cost of the conversion and issuance of common stock was approximately $1,423, which was deducted from the gross offering proceeds. The Company also contributed 40,000 shares of its common stock and $100,000 of cash to Eagle Savings Bank Charitable Foundation (the “Foundation”), a charitable foundation formed in connection with the Bank’s conversion. The Bank’s employee stock ownership plan (“ESOP”) purchased 129,024 shares of the common stock sold by the Company, which was 8% of the 1,612,808 shares of common stock issued by the Company, including the shares contributed to the Foundation. The ESOP purchased the shares using a loan from the Company. The Company contributed $7,153 of the net proceeds from the offering to the Bank, loaned $1,290 of the net proceeds to the ESOP, contributed $100 to the Foundation and retained approximately $5,763 of the net proceeds.

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

Basis of Presentation and Consolidation

The condensed consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018, include Eagle Financial Bancorp, Inc. and the Bank, its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation. The financial statements for the three and six months ended June 30, 2017 represent the Bank only, as the conversion to stock form, including the formation of the Company was completed on July 20, 2017.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited) and December 31, 2017

Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

References herein to the Company for periods prior to the completion of the stock conversion should be deemed to refer to the Bank. The accompanying condensed balance sheet of the Company as of December 31, 2017, which has been derived from audited financial statements, and unaudited condensed financial statements of the Company as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017, were prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2017 included in the Registrant’s Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to Financial Statements contained in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed financial statements have been included to present fairly the financial position as of June 30, 2018 and the results of operations and cash flows for the three and six months ended June 30, 2018 and 2017. All interim amounts have not been audited and the results of operations for the three and six months ended June 30, 2018, herein are not necessarily indicative of the results of operations to be expected for the entire year.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including allocated and committed-to-be-released ESOP shares, during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. There were no dilutive shares as of June 30, 2018.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited) and December 31, 2017

Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018

Net income	$84	$212

Weighted average shares outstanding for basic earnings per share:

Average shares outstanding:	1,612,808	1,612,808
Less: Average unearned ESOP shares	119,885	120,691
	1,492,923	1,492,117

Additional dilutive shares:	-	-

Weighted average shares outstanding for basic and diluted earnings per share:	1,492,923	1,492,117

Basic and diluted earnings per share	$0.05	$0.14

Note 2:	Loans and Allowance for Loan Losses

The composition of the loan portfolio at June 30, 2018 and December 31, 2017 was as follows:

	June 30,	December 31,
	2018	2017
Residential mortgage loans	$64,138	$53,682
Commercial real estate and land loans	13,496	13,739
Home equity and other consumer	12,902	12,570
Residential construction loans	10,734	10,362
Residential mortgage loans, non-owner occupied	6,769	7,082
Multi-family real estate loans	1,174	2,084
Commercial loans	6,345	5,536
	115,558	105,055

Net deferred loan costs	44	66
Loans in process	(8,697)	(7,411)
Allowance for loan losses	(1,167)	(1,181)

Net loans	$105,738	$96,529

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited) and December 31, 2017

Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

Loans serviced for the benefit of others at June 30, 2018 and December 31, 2017 amounted to $1,919 and $2,166, respectively.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited) and December 31, 2017

Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six months ended June 30, 2018 and 2017 and year ended December 31,2017:

Six Months Ended June 30, 2018 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of year	$283	$199	$276	$116	$122	$25	$160	$1,181
Provision (credit) charged to expense	154	6	28	1	(38)	(11)	(140)	-
Losses charged off	(22)	-	-	-	-	-	-	(22)
Recoveries	7	-	-	-	1	-	-	8

Balance, end of period	$422	$205	$304	$117	$85	$14	$20	$1,167

Ending balance: individually evaluated for impairment	$5	$13	$-	$-	$-	$-	$-	$18

Ending balance: collectively evaluated for impairment	$417	$192	$304	$117	$85	$14	$20	$1,149

Loans:
Ending balance	$64,138	$13,496	$12,902	$10,734	$6,769	$1,174	$6,345	$115,558

Ending balance: individually evaluated for impairment	$76	$163	$-	$-	$193	$-	$-	$432

Ending balance: collectively evaluated for impairment	$64,062	$13,333	$12,902	$10,734	$6,576	$1,174	$6,345	$115,126

Three Months Ended June 30, 2018 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of period	$288	$209	$293	$123	$87	$25	$160	$1,185
Provision (credit) charged to expense	152	(4)	11	(6)	(2)	(11)	(140)	-
Losses charged off	(22)	-	-	-	-	-	-	(22)
Recoveries	4	-	-	-	-	-	-	4

Balance, end of period	$422	$205	$304	$117	$85	$14	$20	$1,167

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited) and December 31, 2017

Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

Six Months Ended June 30, 2017 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of year	$166	$164	$341	$88	$175	$30	$173	$1,137
Provision (credit) charged to expense	31	65	(25)	3	45	(7)	(27)	85
Losses charged off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	7	7

Balance, end of period	$197	$229	$316	$91	$220	$23	$153	$1,229

Three Months Ended June 30, 2017 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of period	$184	$174	$335	$89	$165	$28	$175	$1,150
Provision (credit) charged to expense	13	55	(19)	2	55	(5)	(26)	75
Losses charged off	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	4	4

Balance, end of period	$197	$229	$316	$91	$220	$23	$153	$1,229

Year Ended December 31, 2017	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of year	$166	$164	$341	$88	$175	$30	$173	$1,137
Provision (credit) charged to expense	112	108	(65)	28	(44)	(5)	(32)	102
Losses charged off	-	(73)	-	-	(9)	-	-	(82)
Recoveries	5	-	-	-	-	-	19	24

Balance, end of year	$283	$199	$276	$116	$122	$25	$160	$1,181

Ending balance: individually evaluated for impairment	$22	$10	$-	$-	$32	$-	$138	$202

Ending balance: collectively evaluated for impairment	$261	$189	$276	$116	$90	$25	$22	$979

Loans:
Ending balance	$53,682	$13,739	$12,570	$10,362	$7,082	$2,084	$5,536	$105,055

Ending balance: individually evaluated for impairment	$142	$157	$-	$-	$196	$-	$300	$795

Ending balance: collectively evaluated for impairment	$53,540	$13,582	$12,570	$10,362	$6,886	$2,084	$5,236	$104,260

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited) and December 31, 2017

Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited) and December 31, 2017

Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of June 30, 2018 and December 31, 2017:

June 30, 2018 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Rating
Satisfactory (5-8)	$62,954	$12,970	$12,645	$10,734	$6,760	$1,174	$6,054	$113,291
Special mention (1)	-	-	-	-	-	-	125	125
Substandard (2)	1,184	363	257	-	9	-	166	1,979
Doubtful (3)	-	163	-	-	-	-	-	163
Loss (4)	-	-	-	-	-	-	-	-

Total	$64,138	$13,496	$12,902	$10,734	$6,769	$1,174	$6,345	$115,558

December 31, 2017	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Rating
Satisfactory (5-8)	$52,948	$13,212	$12,411	$10,362	$6,508	$2,084	$5,039	$102,564
Special mention (1)	-	-	-	-	-	-	-	-
Substandard (2)	734	527	159	-	574	-	497	2,491
Doubtful (3)	-	-	-	-	-	-	-	-
Loss (4)	-	-	-	-	-	-	-	-

Total	$53,682	$13,739	$12,570	$10,362	$7,082	$2,084	$5,536	$105,055

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three and six months ended June 30, 2018.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited) and December 31, 2017

Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2018 and December 31, 2017:

June 30, 2018 (Unaudited)	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
Residential mortgage loans	$580	$104	$467	$1,151	$62,987	$64,138	$-
Commercial real estate and land loans	-	-	163	163	13,333	13,496	-
Home equity and other consumer	56	-	29	85	12,817	12,902	-
Residential construction loans	-	-	-	-	10,734	10,734	-
Residential mortgage loans, non-owner occupied	-	-	-	-	6,769	6,769	-
Multi-family real estate loans	-	-	-	-	1,174	1,174	-
Commercial loans	-	-	-	-	6,345	6,345	-

Total	$636	$104	$659	$1,399	$114,159	$115,558	$-

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
Residential mortgage loans	$173	$-	$634	$807	$52,875	$53,682	$-
Commercial real estate and land loans	-	-	157	157	13,582	13,739	-
Home equity and other consumer	39	-	-	39	12,531	12,570	-
Residential construction loans	-	-	-	-	10,362	10,362	-
Residential mortgage loans, non-owner occupied	-	-	-	-	7,082	7,082	-
Multi-family real estate loans	-	-	-	-	2,084	2,084	-
Commercial loans	-	-	-	-	5,536	5,536	-

Total	$212	$-	$791	$1,003	$104,052	$105,055	$-

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited) and December 31, 2017

Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present impaired loans at June 30, 2018, June 30, 2017 and as of December 31, 2017:

				For the Three Months Ended		For the Six Months Ended
	As of June 30, 2018			June 30, 2018		June 30, 2018
				Average		Average
		Unpaid		Investment	Interest	Investment	Interest
	Recorded	Principal	Allocated	in Impaired	Income	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized	Loans	Recognized
Loans without an allocated allowance:
Residential mortgage loans	$-	$-	$-	$-	$-	$-	$-
Commercial real estate and land loans	-	-	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-	-	-
Residential construction loans	-	-	-	-	-	-	-
Residential mortgage loans, non-owner occupied	193	193	-	193	3	194	6
Multi-family real estate loans	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Loans with an allocated allowance:
Residential mortgage loans	76	76	5	119	2	130	3
Commercial real estate and land loans	163	163	13	161	-	159	-
Home equity and other consumer	-	-	-	-	-	-	-
Residential construction loans	-	-	-	-	-	-	-
Residential mortgage loans, non-owner occupied	-	-	-	-	-	-	-
Multi-family real estate loans	-	-	-	-	-	-	-
Commercial loans	-	-	-	199	5	250	9

Total	$432	$432	$18	$672	$10	$733	$18

				For the Three Months Ended		For the Six Months Ended
	As of June 30, 2017			June 30, 2017		June 30, 2017
				Average		Average
		Unpaid		Investment	Interest	Investment	Interest
	Recorded	Principal	Allocated	in Impaired	Income	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized	Loans	Recognized
Loans without an allocated allowance:
Residential mortgage loans	$-	$-	$-	$-	$-	$-	$-
Commercial real estate and land loans	-	-	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-	-	-
Residential construction loans	-	-	-	-	-	-	-
Residential mortgage loans, non-owner occupied	-	-	-	-	-	-	-
Multi-family real estate loans	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Loans with an allocated allowance:
Residential mortgage loans	143	143	24	144	2	145	4
Commercial real estate and land loans	213	213	60	209	-	210	1
Home equity and other consumer	-	-	-	-	-	-	-
Residential construction loans	-	-	-	-	-	-	-
Residential mortgage loans, non-owner occupied	269	269	45	270	3	294	6
Multi-family real estate loans	-	-	-	-	-	-	-
Commercial loans	301	301	140	315	6	315	9

Total	$926	$926	$269	$938	$11	$964	$20

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited) and December 31, 2017

Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

	As of December 31, 2017
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Allocated	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without an allocated allowance:
Residential mortgage loans	$-	$-	$-	$-	$-
Commercial real estate and land loans	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-
Residential construction loans	-	-	-	-	-
Residential mortgage loans, non-owner occupied	-	-	-	-	-
Multi-family real estate loans	-	-	-	-	-
Commercial loans	-	-	-	-	-
Loans with an allocated allowance:
Residential mortgage loans	142	142	22	143	7
Commercial real estate and land loans	157	157	10	192	1
Home equity and other consumer	-	-	-	-	-
Residential construction loans	-	-	-	-	-
Residential mortgage loans, non-owner occupied	196	196	32	199	13
Multi-family real estate loans	-	-	-	-	3
Commercial loans	300	300	138	313	17

Total	$795	$795	$202	$847	$41

Interest income recognized is not materially different than interest income that would have been recognized on a cash basis.

The following table presents the Bank’s nonaccrual loans at June 30, 2018 and December 31, 2017. This table excludes performing troubled debt restructurings.

	June 30,	December 31,
	2018	2017
Residential mortgage loans	$467	$634
Commercial real estate and land loans	163	157
Home equity and other consumer	29	-
Residential construction loans	-	-
Residential mortgage loans, non-owner occupied	-	-
Multi-family real estate loans	-	-
Commercial loans	-	-

Total	$659	$791

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited) and December 31, 2017

Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

Following is a summary of troubled debt restructurings at June 30, 2018 and December 31, 2017:

	As of June 30, 2018		As of December 31, 2017
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Residential mortgage loans	1	$76	1	$77
Commercial real estate and land loans	-	-	-	-
Home equity and other consumer	-	-	-	-
Residential construction loans	-	-	-	-
Residential mortgage loans, non-owner occupied	4	193	4	196
Multi-family real estate loans	-	-	-	-
Commercial loans	-	-	1	300
	5	$269	6	$573

As of June 30, 2018, the Bank had five residential mortgage loans and residential non-owner occupied loans totaling $269 in troubled debt restructurings with the largest totaling $76.  As of December 31, 2017, the Bank had total troubled debt restructurings of $573.  There were five residential mortgage loans and residential non-owner occupied loans totaling $273 in troubled debt restructurings with the largest totaling $195.  The remaining $300 in troubled debt restructurings consisted of one commercial loan. These loans were modified due to short term concessions. Eagle Savings Bank has no commitments to lend additional funds to these debtors owing receivables whose terms have been modified in troubled debt restructurings. During the three months and six months ended June, 30, 2018 and 2017 there were no new troubled debt restructurings.

At June 30, 2018, the Bank had one 1-4 residential owner-occupied piece of foreclosed real estate totaling $46. At December 31, 2017, the Bank had no foreclosed real estate.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited) and December 31, 2017

Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $26,000 and $52,000 for the three and six months ended June 30, 2018, respectively.

A summary of the ESOP shares as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Shares allocated to participants	3,226	6,451
Shares released to participants	6,451	-
Unreleased shares	119,347	122,573
Total	129,024	129,024

Fair Value of Unreleased Shares	$1,951,646	$1,982,005

Note 4:	Regulatory Matters

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

Quantitative measures established by regulatory reporting standards, to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital (as defined), Tier I capital (as defined) and common equity Tier 1capital (as defined) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2018 and December 31, 2017 that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2018 and December 31, 2017 the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier 1 risk-based capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited) and December 31, 2017

Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), banking regulatory agencies must adopt a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10 billion and that are not determined to be ineligible by their primary federal regulator due to their risk profile (a “qualifying community bank”). The new definition will expand the ways that a qualifying community bank may meet its capital requirements and be deemed “well qualified.” The new rule will establish a “community bank leverage ratio” equal to the tangible equity capital divided by the average total consolidated assets. A qualifying community bank that exceeds a to-be-determined threshold for this new leverage ratio, which regulators must set at between 8% and 10%, will be considered to be well capitalized and to have met generally applicable leverage capital requirements, generally applicable risk-based capital requirements, and any other capital or leverage requirements to which such financial institution or holding company is subject.

In addition, as a result of the Act, the Federal Reserve Board is required to amend its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance sheet activities, and (3) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, will no longer be subject to regulatory capital requirements, effective no later than November 2018.

The Bank’s actual capital amounts and ratios are presented in the following tables (minimum capital requirements exclude the capital conservation buffer):

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018

Equity	$20,488
Allowance for loan losses	1,167

Total risk-based capital (to risk-weighted assets)	$21,655	17.3%	$10,004	8.0%	$12,505	10.0%

Tier I capital (to risk-weighted assets)	20,488	16.4%	7,503	6.0%	10,004	8.0%

Common equity Tier I capital (to risk-weighted assets)	20,488	16.4%	5,627	4.5%	8,128	6.5%

Tier I capital (to adjusted total assets)	20,488	15.5%	5,304	4.0%	6,630	5.0%

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited) and December 31, 2017

Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

2017	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017

Equity	$20,197
Allowance for loan losses	1,181

Total risk-based capital (to risk-weighted assets)	$21,378	18.0%	$9,498	8.0%	$11,873	10.0%

Tier I capital (to risk-weighted assets)	20,197	17.0%	7,124	6.0%	9,498	8.0%

Common equity Tier I capital (to risk-weighted assets)	20,197	17.0%	5,343	4.5%	7,717	6.5%

Tier I capital (to adjusted total assets)	20,197	15.6%	5,187	4.0%	6,484	5.0%

Note 5:	Disclosure About Fair Values of Assets and Liabilities

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited) and December 31, 2017

Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

Nonrecurring Measurements

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2018 and December 31, 2017:

		Fair Value Measurements Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2018	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$414	$-	$-	$414
Foreclosed assets held for sale	46			46

		Fair Value Measurements Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2017	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$593	$-	$-	$593

Fair value adjustments, consisting of charge-offs or allocated allowances, on impaired loans and foreclosed assets held for sale during the six months ended June 30, 2018 and the year ended December 31, 2017 amounted to $19 and $6, respectively.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited) and December 31, 2017

Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation
	6/30/2018	Technique	Unobservable Inputs	Range
Impaired loans (collateral dependent)	$414	Market comparable properties	Marketability discount	10% - 15%

Foreclosed assets held for sale	46	Market comparable properties	Marketability discount	10% - 15%

	Fair Value at	Valuation
	12/31/2017	Technique	Unobservable Inputs	Range
Impaired loans (collateral dependent)	$593	Market comparable properties	Marketability discount	10% - 15%

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited) and December 31, 2017

Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to sell securities is estimated based on current market prices for securities of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2018 and December 31, 2017, the fair value of such commitments was not material.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited) and December 31, 2017

Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present estimated fair values of the Bank’s financial instruments at June 30, 2018 and December 31, 2017.

			Fair Value Measurements Using
June 30, 2018	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$7,951	$7,951	$7,951	$-	$-
Interest-bearing time deposits	4,482	4,482	4,482	-	-
Loans held for sale	4,119	4,119	-	-	4,119
Loans, net of allowance for losses	105,738	107,338	-	-	107,338
FHLB stock	754	754	-	754	-
FHLB lender risk account receivable	3,242	3,246	-	-	3,246
Interest receivable	328	328	-	328	-

Financial Liabilities
Deposits	103,654	103,010	59,772	43,238	-
Advances from borrowers for taxes and insurance	285	285	-	285	-
Interest payable	1	1	-	1	-

			Fair Value Measurements Using
December 31, 2017	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$15,350	$15,350	$15,350	$-	$-
Interest-bearing time deposits	5,079	5,079	5,079	-	-
Loans held for sale	3,336	3,336	-	-	3,336
Loans, net of allowance for losses	96,529	98,470	-	-	98,470
FHLB stock	736	736	-	736	-
FHLB lender risk account receivable	3,168	3,174	-	-	3,174
Interest receivable	287	287	-	287	-

Financial Liabilities
Deposits	101,118	100,728	59,415	41,313	-
FHLB advances	9	9	-	9	-
Advances from borrowers for taxes and insurance	866	866	-	866	-
Interest payable	1	1	-	1	-

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited) and December 31, 2017

Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

At June 30, 2018, the Bank had loans approved but not yet originated with adjustable interest rates ranging from 3.75% to 4.50% for $1,198 secured by one-to four-family residential real estate. At December 31, 2017, the Bank had loans approved but not yet originated of $810. There was a 30 year fixed rate one-to four-family residential real estate loan with a fixed interest rate of 3.875% for $202 and a 5/1 adjustable rate one-to four-family residential real estate construction loan with a rate of 3.25% for $608. At June 30, 2018, the Bank had undisbursed loans in process of $8,697 with fixed interest rates of 4.375% to 4.625% and adjustable rates ranging from 3.125% to 5.730%. At December 31, 2017 the Bank had undisbursed loans in process of $7,411 with fixed interest rates ranging from 4.375% to 4.625% and adjustable interest rates ranging from 3.125% to 3.500%.

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

Lines and letters of credit at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Unused lines of credit	$3,421	$3,509
Unused home equity lines	12,322	11,305

Total commitments	$15,743	$14,814

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited) and December 31, 2017

Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited) and December 31, 2017

Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

In February 2016, the FASB issued ASU No. 2016-02 "Leases (Topic 842)." ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn't convey risks and rewards or control, an operating lease results. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. The impact is not expected to have a material effect on the Company’s financial position or results of operations since the Company does not have a material amount of lease agreements. The Company is continuing to evaluate the amendments and will subsequently implement new processes to comply with the ASU. In addition, the Company will change its current accounting practice to comply with the amendments and such changes as mentioned above.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited) and December 31, 2017

Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments." The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity's current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the financial assets. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at the adoption date. The Company is anticipating a significant change in processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider the expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company has continued developing processes during the second quarter of 2018. Management continues to focus its attention on collecting historical loan loss data, loan level data, and evaluating data capabilities to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 2.

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

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2018 and 2017 is intended to assist in understanding the financial condition and result of operations of the Bank. The information contained in this section should be read in conjunction with the Unaudited Condensed Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total Assets. Total assets were $133.5 million at June 30, 2018, an increase of $2.4 million, or 1.9%, over the $131.1 million at December 31, 2017. The increase was primarily due to an increase in net loans of $9.2 million, offset by a decrease in cash and due from banks of $7.4 million.

Net Loans. Net loans increased by $9.2 million, or 9.5%, to $105.7 million at June 30, 2018 from $96.5 million at December 31, 2017. During the six months ended June 30, 2018, we originated $52.9 million of loans, $39.1 million of which were one- to four-family residential real estate loans, and sold $27.4 million of loans in the secondary market. During the six months ended June 30, 2018, one- to four-family residential real estate loans increased $10.5 million, or 19.5%, to $64.1 million at June 30, 2018, from $53.7 million at December 31, 2017; multi-family loans decreased $910,000, or 43.7%, to $1.2 million at June 30, 2018; commercial real estate loans and land loans decreased $243,000, or 1.8%, to $13.5 million at June 30, 2018; construction loans increased $372,000, or 3.6%, to $10.7 million at June 30, 2018; home equity and other consumer loans increased $332,000, or 2.6% to $12.9 million at June 30, 2018; and commercial loans increased $809,000, or 14.6% to $6.3 million at June 30, 2018. The increases in loan balances reflect our strategy to grow and diversify our loan portfolio. Such growth has been achieved amid strong competition for commercial real estate and one- to four-family residential mortgage loans in our market area due to the current low interest rate environment. We have sold loans on a servicing released basis in transactions with the FHLB-Cincinnati, through its mortgage purchase program, and with other investors. We sold $27.4 million of loans in the six months of 2018. Loans serviced for investors were $1.9 million at June 30, 2018. Management intends to continue this sales activity in future periods.

Interest-Bearing Deposits in Other Banks. The Bank’s investment in certificates of deposit in other banks decreased $597,000, or 11.8% to $4.5 million as of June 30, 2018.

Foreclosed Assets. Foreclosed assets increased $46,000, or 100.0%, at June 30, 2018 from $0 at December 31, 2017.

Deposits. Deposits increased by $2.5 million, or 2.5%, to $103.7 million at June 30, 2018 from $101.1 million at December 31, 2017. Our core deposits, which are all deposits other than certificates of deposit, increased $357,000, or 0.6%, to $59.8 million at June 30, 2018 from $59.4 million at December 31, 2017. Certificates of deposit increased $2.2 million, or 5.2%, to $43.9 million at June 30, 2018 from $41.7 million at December 31, 2017. During the six months ended June 30, 2018, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, but also changed its emphasis slightly by attracting other deposits with certificate of deposit specials. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Federal Home Loan Bank Advances. At June 30, 2018, the Bank had no advances from the Federal Home Loan Bank, as the Bank repaid $9,000 in these advances during 2018.

Shareholders’ Equity. Shareholders’ Equity earnings increased $264,000, or 1.0%, to $27.6 million at June 30, 2018 from $27.3 million at December 31, 2017. The increase resulted from net income of $212,000 during the six months ended June 30, 2018, and expense of $52,000 related to the ESOP shares committed to be released.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and June 30, 2017

General. Our net income for the three months ended June 30, 2018 was $84,000, compared to a net income of $89,000 for the three months ended June 30, 2017, a decrease of $5,000, or 5.6%. The decrease in net income was primarily due to a $167,000 increase in noninterest expense, the result of an increase in compensation and employee benefits from the addition of new employees added since the conversion, and a decrease in non-interest income of $109,000, the result of a decrease in net gain on loan sales. The impact of these changes in non-interest income and non-interest expense were largely offset by a $182,000 increase in net interest income. In addition, there was no provision expense during the three months ended June 30, 2018.

Interest Income. Interest income increased $200,000, or 19.3%, to $1.2 million for the three months ended June 30, 2018 from $1.0 million for the three months ended June 30, 2017. This increase was primarily attributable to a $170,000 increase in interest income on loans receivable and an increase of $30,000 in interest income on other interest-earning deposits and dividends on FHLB stock. The average balance of loans during the three months ended June 30, 2018 increased by $16.0 million, or 18.2%, from the average balance for the three months ended June 30, 2017, this increase was partially offset by a 5 basis point decrease in the weighted average rate to 4.50% at June 30, 2018 from 4.55% at June 30, 2017. Interest income on other interest-earning deposits, including certificates of deposit in other financial institutions and dividends on FHLB stock, increased $30,000, or 81.1%, for the three months ended June 30, 2018, as a result of an increase in the average yield of 103 basis points, to 1.94%. For the same periods, the average balance of other interest-earning deposits decreased by $2.5 million. We held no investment securities during the 2018 or 2017 periods.

Interest Expense. Total interest expense increased $18,000, or 10.8%, to $185,000 for the three months ended June 30, 2018 from $167,000 for the three months ended June 30, 2017. This increase is solely the result of interest expense on our deposit accounts. The average balance of deposits during the three months ended June 30, 2018 decreased by $1.5 million, or 1.5% from the average balance from the three months ended June 30, 2017. This decrease was offset by a nine basis point increase in the average cost of deposits to 0.76% from 0.67%.

Interest expense on FHLB advances was $0 for the three months ended June 30, 2018. The average balance of FHLB advances during the three months ended June 30, 2018 decreased by $21,000, or 95.5%, from the average balance for the three months ended June 30, 2017.

Net Interest Income. Net interest income increased $182,000, or 21.0%, to $1.1 million for the three months ended June 30, 2018, compared to $868,000 for the three months ended June 30, 2017. The increase reflected an increase in total interest and dividend income of $200,000 and an increase in total interest expense of $18,000. Our net interest margin increased to 3.57% for the three months ended June 30, 2018 from 3.34% for the three months ended June 30, 2017. Our net interest rate spread increased to 3.44% for the three months ended June 30, 2018 from 3.31% for the three months ended June 30, 2017. The interest rate spread and net interest margin were positively impacted by rising interest rates in the three months ended June 30, 2018.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded no provision for loan losses for the three months ended June 30, 2018 compared to $75 for the three months ended June 30, 2017. The allowance for loan losses was $1.2 million, or 1.01% of total loans, at June 30, 2018, compared to $1.2 million, or 1.12% of total loans, at December 31, 2017. Total nonperforming loans were $928,000 at June 30, 2018, compared to $1.4 million at December 31, 2017. Classified and special mention loans decreased to $2.3 million at June 30, 2018, compared to $2.5 million at December 31, 2017. Total loans past due 30 days or more were $1.4 million and $1.0 million at June 30, 2018 and December 31, 2017, respectively. Net charge-offs totaled $18,000 for the three months ended June 30, 2018, compared to $4,000 of net loan recovery for the three months ended June 30, 2017. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2018 and 2017. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $109,000, or 19.5%, to $450,000 for the three months ended June 30, 2018 from $559,000 for the three months ended June 30, 2017. The decrease was due to decreases in the net gain on sale of loans during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. During the period, loans sold in the secondary market decreased as there was an emphasis to grow the portfolio with 5/1 ARM residential mortgages.

Non-Interest Expense. Non-interest expense increased $167,000, or 13.6%, to $1.4 million for the three months ended June 30, 2018, compared to $1.2 million for the three months ended June 30, 2017. The increase was primarily the result of an increase in compensation and employee benefits of $92,000 from the addition of new employees hired after the Company’s public offering. In addition, legal and professional services increased $34,000, franchise and other taxes increased $32,000, and other expenses increased $24,000 for the three months ended June 30, 2018. Non-interest expense can be expected to increase in the future compared to historical expense levels because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Federal Income Taxes. Federal income taxes decreased by $14,000 for the three months ended June 30, 2018, compared to an income tax expense of $39,000 for the three months ended June 30, 2017. The reduction in income tax expense for the three months ended June 30, 2018 was a direct result of the increase in non-interest expense, a decrease in the tax rate from 2017, and the resulting decrease in net income.

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

	For the Three Months Ended June 30,
	2018			2017
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (4)	Balance	Interest	Cost (4)

Assets:
Interest Earning Assets
Loans	$103,723	$1,168	4.50%	$87,741	$998	4.55%
Interest earning deposits	13,800	67	1.94%	16,305	37	0.91%
Total interest -earning assets	117,523	1,235	4.20%	104,046	1,035	3.98%
Total non-interest earning assets	15,148			15,637
Total assets	$132,671			$119,683

Liabilities and Equity:
Interest bearing checking	17,542	7	0.16%	19,049	6	0.13%
Savings	17,681	6	0.14%	16,092	6	0.15%
Money Market	18,665	11	0.24%	21,071	12	0.23%
CD's	43,971	161	1.46%	43,175	143	1.32%
Total interest-bearing deposits	97,859	185	0.76%	99,387	167	0.67%
FHLB Advances	1	-	3.33%	22	-	3.33%
Total interest bearing liabilities	97,860	185	0.76%	99,409	167	0.67%
Total non-interest-bearing liabilities	7,263			6,544

Total liabilities	105,123			105,953
Total equity	27,548			13,730
Total liabilities and equity	$132,671			$119,683

Net interest income		$1,050			$868
Net interest rate spread (1)			3.44%			3.31%
Net interest earning assets (2)	$19,663			$4,637
Net interest margin (3)			3.57%			3.34%
Ratio of average interest-earning assets to average interest bearing liabilities	120.09%			104.66%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Average yield/cost is annualized

Comparison of Operating Results for the Six Months Ended June 30, 2018 and June 30, 2017

General. Our net income for the six months ended June 30, 2018 was $212,000, compared to a net income of $315,000 for the six months ended June 30, 2017, a decrease of $103,000, or 32.7%. The decrease in net income was due to a $333,000 decrease in noninterest income, and an increase in non-interest expense of $305,000. The negative impact of these changes was partially offset by a $346,000 increase in net interest income, the result of the increase in loan balances during the six months ended June 30, 2018, and an $85,000 decrease in provision for loan losses for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Interest Income. Interest income increased $371,000, or 18.3%, to $2.4 million for the six months ended June 30, 2018 from $2.0 million for the six months ended June 30, 2017. This increase was attributable to a $308,000 increase in interest income on loans receivable and an increase of $63,000 in interest income on other interest-earning deposits, and dividends on FHLB stock. The average balance of loans during the six months ended June 30, 2018 increased by $15.3 million, or 17.8%, from the average balance for the six months ended June 30, 2017. This increase was partially offset by an eight basis point decrease in the weighted average rate to 4.45% at June 30, 2018 from 4.53% at June 30, 2017. Interest income on other interest-earning deposits, including certificates of deposit in other financial institutions and dividends on FHLB stock, increased $63,000, or 80.8%, for the six months ended June 30, 2018, as a result of an increase in the average yield of 91 basis points, to 1.79%. For the same periods, the average balance on other interest-earning deposits decreased by $1.9 million. We held no investment securities during the 2018 or 2017 periods.

Interest Expense. Total interest expense increased $25,000, or 7.6%, to $354,000 for the six months ended June 30, 2018 from $329,000 for the six months ended June 30, 2017. Interest expense on deposit accounts increased $26,000, or 7.9%, to $354,000 for the six months ended June 30, 2018 from $328,000 for the six months ended June 31, 2017. The average balance of deposits during the six months ended June 30, 2018 decreased by $502,000, or 0.5% from the average balance for the six months ended June 30, 2017. This decrease was offset by a six basis point increase in the average cost of deposits to 0.73% from 0.67%.

Interest expense on FHLB advances decreased $1,000, or 100.0%, to $0 for the six months ended June 30, 2018 compared to $1,000 for the six months ended June 30, 2017. The average balance of FHLB advances during the six months ended June 30, 2018 decreased by $20,000, or 83.3%, from the average balance for the six months ended June 30, 2017.

Net Interest Income. Net interest income increased $346,000, or 20.4%, to $2.0 million for the six months ended June 30, 2018, compared to $1.7 million for the six months ended June 30, 2017. The increase reflected an increase in total interest and dividend income of $371,000, offset by an increase in total interest expense of $25,000. Our net interest margin increased to 3.49% for the six months ended June 30, 2018 from 3.27% for the six months ended June 30, 2017. Our net interest rate spread increased to 3.37% for the six months ended June 30, 2018 from the 3.24% for the six months ended June 30, 2017. The interest rate spread and net interest margin were positively impacted by rising interest rates in the six months ended June 30, 2018.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded no provision for loan losses for the six months ended June 30, 2018 and $85,000 for the six months ended June 30, 2017. The allowance for loan losses was $1.2 million, or 1.01% of total loans, at June 30, 2018, compared to $1.2 million, or 1.12% of total loans, at December 31, 2017. Total nonperforming loans were $928,000 at June 30, 2018, compared to $1.4 million at December 31, 2017. Classified and special mention loans decreased to $2.3 million at June 30, 2018, compared to $2.5 million at December 31, 2017. Total loans past due 30 days or more were $1.4 million and $1.0 million at June 30, 2018 and December 31, 2017, respectively. Net loan charge-offs totaled $14,000 for the six months ended June 30, 2018, compared to $7,000 of net loans recoveries for the six months ended June 30, 2017. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2018 and 2017. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $333,000, or 27.5%, to $879,000 for the six months ended June 30, 2018 from $1.2 million for the six months ended June 30, 2017. The decrease was primarily due to the decrease of $331,000 in net gains on loan sales during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. During the period, loans sold in the secondary market decreased as there was an emphasis to grow the portfolio with 5/1 ARM residential mortgages.

Non-Interest Expense. Non-interest expense increased $305,000, or 12.9%, to $2.7 million for the six months ended June 30, 2018, compared to $2.4 million for the six months ended June 30, 2017. The increase was due to a $191,000 increase in compensation and benefits expense, a $46,000 increase in franchise and other taxes, and a $42,000 increase in other expenses. The increase of these expenses can be directly attributed to the Bank’s public offering. In addition, non-interest expense can be expected to increase in the future compared to historical expense levels because of costs associated with operating as a public company and increased compensation costs related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Federal Income Taxes. Federal income taxes decreased to $104,000 for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The reduction in income tax expense for the six months ended June 30, 2018 was a direct result of the decrease in non-interest income, the increase in non-interest expense, a decrease in the tax rate from 2017, and the resulting decrease in net income.

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

	For the Six Months Ended June 30,
	2018			2017
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (4)	Balance	Interest	Cost (4)

Assets:
Interest Earning Assets
Loans	$101,459	$2,259	4.45%	$86,152	$1,951	4.53%
Interest earning deposits	15,736	141	1.79%	17,679	78	0.88%
Total interest -earning assets	117,195	2,400	4.10%	103,831	2,029	3.91%
Total non-interest earning assets	14,212			14,027
Total assets	$131,407			$117,858

Liabilities and Equity:
Interest bearing checking	17,416	13	0.15%	17,616	12	0.14%
Savings	17,365	12	0.14%	16,042	12	0.15%
Money Market	19,344	22	0.23%	21,238	24	0.23%
CD's	42,924	307	1.43%	42,655	280	1.31%
Total interest-bearing deposits	97,049	354	0.73%	97,551	328	0.67%
FHLB Advances	4	-	3.33%	24	1	3.33%
Total interest bearing liabilities	97,053	354	0.73%	97,575	329	0.67%
Total non-interest-bearing liabilities	6,846			6,630

Total liabilities	103,899			104,205
Total equity	27,508			13,653
Total liabilities and equity	$131,407			$117,858

Net interest income		$2,046			$1,700
Net interest rate spread (1)			3.37%			3.24%
Net interest earning assets (2)	$20,142			$6,256
Net interest margin (3)			3.49%			3.27%

Ratio of average interest-earning assets to average interest bearing liabilities	120.75%			106.41%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Average yield/cost is annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and proceeds from the sale of loans. We also have the ability to borrow from the FHLB-Cincinnati. At June 30, 2018, we had no outstanding advances from the FHLB-Cincinnati. At June 30, 2018, we had the capacity to increase our collateral based borrowings by approximately $50.5 million from the FHLB-Cincinnati.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used by operating activities was $655,000 million for the six months ended June 30, 2018, while net cash used in operating activities was $4.2 million for the six months ended June 30, 2017, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loans, was $8.7 million for the six months ended June 30, 2018, while the net cash used by investing activities was $7.4 million for the six months ended June 30, 2017, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, was $1.9 million for the six month ended June 30, 2018, while the net cash provided by financing activities was $12.1 million for the six months ended June 30, 2017, resulting from activity in deposit accounts and FHLB-Cincinnati advances.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2018, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $20.5 million, or 15.5% of adjusted total assets, which is above the well-capitalized required level of $6.6 million, or 5.0%; and total risk-based capital of $21.7 million, or 17.3% of risk-weighted assets, which is above the well-capitalized required level of $12.5 million, or 10.0%. Accordingly, Eagle Savings Bank was categorized as well capitalized at June 30, 2018 and December 31, 2017. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2018, we had outstanding commitments to originate loans of $25.6 million, including undisbursed funds on construction loans and funds available on undrawn lines of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature within one year from June 30, 2018 totaled $23.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as mended) as of June 30, 2018. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Offer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2018 there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in the Eagle Financial Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on March 23, 2018 (“Form 10-K”), including under “Item 1.A. Risk Factors”, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At June 30, 2018, the risk factors for Eagle Financial Bancorp, Inc. have not changed materially from those reported in the Form 10-K. However, the risks described in the Form 10-K are not the only risks that we face.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following material from Eagle Financial Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 10, 2018	By:	/s/Gary J. Koester
Gary J. Koester
President and Chief Executive Officer

Date:	August 10, 2018	By:	/s/Kevin R. Schramm
Kevin R. Schramm
Vice President, Chief Financial Officer and Treasurer

