Form 10-Q
period 2018-09-30
Eagle Financial Bancorp, Inc.
filed 2018-11-09
CIK 1699018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒
Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

There were 1,625,708 shares of the Registrant’s common stock issued and outstanding as of November 9, 2018.

INDEX

		Page

	Part I. Financial Information

Item 1.	Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)	4

	Condensed Consolidated Statements of Shareholders’ Equity for the Nine Months ended September 30, 2018 and 2017 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4.	Controls and Procedures	45

	Part II. Other Information

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46
	Signatures	47

Part I. Financial Information

Item 1.	Financial Statements

Eagle Financial Bancorp, Inc.

Condensed Consolidated Balance Sheets

September 30, 2018 (Unaudited) and December 31, 2017

(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$445	$519
Federal Reserve Bank and Federal Home Loan Bank (FHLB) demand accounts	9,003	14,831
Cash and cash equivalents	9,448	15,350
Interest-bearing time deposits in other banks	4,233	5,079
Loans held for sale	2,228	3,336
Loans, net of allowance for loan losses of $1,189 and $1,181 at September 30, 2018 and December 31, 2017, respectively	110,779	96,529
Premises and equipment - at depreciated cost	4,260	4,361
FHLB stock - at cost	754	736
Foreclosed assets held for sale, net	217	-
Bank-owned life insurance (BOLI)	1,947	1,912
FHLB lender risk account receivable	3,278	3,168
Accrued interest receivable	354	287
Prepaid federal income taxes	13	37
Other assets	308	287

Total assets	$137,819	$131,082

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$5,881	$4,032
Interest-bearing	101,491	97,086
Total deposits	107,372	101,118

FHLB advances	-	9
Advances from borrowers for taxes and insurance	622	866
Accrued interest payable	1	1
Accrued supplemental retirement plans	1,245	1,079
Deferred federal tax liability	315	315
Other liabilities	552	357

Total liabilities	110,107	103,745

Shareholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 1,625,708 and 1,612,808 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	16	16
Additional paid-in capital	14,765	14,730
Retained earnings	14,108	13,817
Unearned Employee Stock Ownership Plan ("ESOP") shares	(1,177)	(1,226)
Total shareholders' equity	27,712	27,337

Total liabilities and shareholders' equity	$137,819	$131,082

See accompanying notes to condensed consolidated financial statements.

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest and Dividend Income
Interest earned on loans	$1,228	$1,079	$3,487	$3,030
Dividends on FHLB stock	12	11	34	29
Other interest-earning deposits	52	60	171	119

Total interest and dividend income	1,292	1,150	3,692	3,178

Interest Expense
Interest on deposits	202	167	556	494
FHLB advances	-	-	-	1
Total interest expense	202	167	556	495

Net Interest Income	1,090	983	3,136	2,683

Provision for Loan Losses	99	17	99	102

Net Interest Income After Provision for Loan Losses	991	966	3,037	2,581

Noninterest Income
Net gains on loan sales	430	448	1,195	1,543
Other service charges and fees	51	56	142	149
Income from BOLI	12	12	35	35

Total noninterest income	493	516	1,372	1,727

Noninterest Expense
Compensation and benefits	837	849	2,575	2,396
Occupancy and equipment, net	62	59	184	170
Data processing	74	72	227	206
Legal and professional services	113	76	266	204
FDIC premium expense	10	10	30	19
Foreclosed real estate impairments and expenses, net	6	-	6	9
Franchise and other taxes	60	27	160	81
Advertising	38	34	78	101
ATM processing expense	22	21	62	64
Charitable contributions	3	503	8	508
Other expenses	158	134	454	388

Total noninterest expense	1,383	1,785	4,050	4,146

Income (Loss) Before Income Taxes (Benefit)	101	(303)	359	162

Income Taxes
Provision for Income taxes (benefit)	22	(83)	68	67

Total income taxes (benefit)	22	(83)	68	67

Net Income (Loss) and Comprehensive Income (Loss)	$79	$(220)	$291	$95

Earnings per share - basic	$0.05	N/A	$0.19	N/A
Earnings per share - diluted	$0.05	N/A	$0.19	N/A
Weighted-average shares outstanding - basic	1,494,487	N/A	1,492,906	N/A
Weighted-average shares outstanding - diluted	1,494,487	N/A	1,492,906	N/A

See accompanying notes to condensed consolidated financial statements.

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

		Additional		Unearned
	Common	Paid-In	Retained	ESOP
	Stock	Capital	Earnings	Shares	Total
Balance at January 1, 2017	$-	$-	$13,477	$-	$13,477
Net income	-	-	95	-	95
Proceeds from issuance of 1,612,808 shares of common stock	16	14,689	-	(1,290)	13,415
ESOP shares earned	-	19	-	32	51
Balance at September 30, 2017	$16	$14,708	$13,572	$(1,258)	$27,038

Balance at December 31, 2017	$16	$14,730	$13,817	$(1,226)	$27,337
Net income	-	-	291	-	291
ESOP shares earned	-	29	-	49	78
Stock based compensation expense	-	6	-	-	6
Balance at September 30, 2018	$16	$14,765	$14,108	$(1,177)	$27,712

See accompanying notes to condensed consolidated financial statements.

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

	Nine Months Ended
	September 30,
	2018	2017
Operating Activities
Net income	$291	$95
Items not requiring (providing) cash:
Depreciation and amortization	191	166
Proceeds on sale of loans in the secondary market	42,740	51,819
Loans originated for sale in the secondary market	(40,437)	(53,931)
Gain on sale of loans	(1,195)	(1,543)
ESOP compensation expense	78	51
Stock based compensation expense	6	-
Provision for loan losses	99	102
Loss on sale of foreclosed real estate	1	3
Deferred federal tax liability	-	(84)
Increase in cash surrender value of BOLI	(35)	(35)
Impairment on foreclosed real estate	-	3
Changes in:
FHLB lender risk account receivable	(110)	(409)
Accrued interest receivable and interest payable	(67)	(24)
Other assets and prepaid federal income taxes	3	(62)
Accrued supplemental retirement plans	166	158
Accrued expenses and other liabilities	195	351

Net cash flows provided by (used in) operating activities	1,926	(3,340)

Investing Activities
Net decrease (increase) in interest-bearing time deposits in other banks	846	(3,239)
Net increase in loans	(14,649)	(13,209)
Purchase of FHLB stock	(18)	(8)
Purchase of premises and equipment	(53)	(173)
Proceeds from sale of foreclosed real estate	45	49

Net cash used in investing activities	(13,829)	(16,580)

Financing Activities
Net increase (decrease) in deposits	6,254	(197)
Repayment of FHLB advances	(9)	(15)
Proceeds form issuance of common stock	-	13,415
Net decrease in advances from borrowers for taxes and insurance	(244)	(163)

Net cash provided by financing activities	6,001	13,040

Decrease in Cash and Cash Equivalents	(5,902)	(6,880)

Cash and Cash Equivalents, Beginning of Period	15,350	19,589

Cash and Cash Equivalents, End of Period	$9,448	$12,709

(Continued)

6

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

	Nine Months Ended
	September 30,
	2018	2017
Supplemental Cash Flows Information:
Interest paid	$556	$495
Income taxes paid	45	90
Transfers to foreclosed assets held for sale	263	-

See accompanying notes to condensed consolidated financial statements.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

Basis of Presentation and Consolidation

The condensed consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018, include Eagle Financial Bancorp, Inc. and the Bank, its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

The accompanying condensed balance sheet of the Company as of December 31, 2017, which has been derived from audited financial statements, and unaudited condensed financial statements of the Company as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017, were prepared in accordance with instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2017 included in the Registrant’s Form 10-K. Reference is made to the accounting policies of the Company described in the Notes to Financial Statements contained in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed financial statements have been included to present fairly the financial position as of September 30, 2018 and the results of operations and cash flows for the three and nine months ended September 30, 2018 and 2017. All interim amounts have not been audited and the results of operations for the three and nine months ended September 30, 2018, herein are not necessarily indicative of the results of operations to be expected for the entire year.

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

Note 2:	Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is calculated by dividing net income applicable to common stock by the weighted-average number of shares of common shares outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“the ESOP”) are shown as a reduction in stockholder’s equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released. The computation of earnings per share for the three and nine months ended September 30, 2017 is not presented as the Company did not complete its initial public offering until July 20, 2017.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

The computations for the three and nine month periods ended September 30, 2018 are as follows:

	Three months ended September 30,	Nine months ended September 30,
	2018	2018

Net Income	$79,073	$290,850
Less allocation of earnings to participating securities	96	118
Net income allocated to common shareholders	$78,977	$290,732

Shares Outstanding for basic earnings per common share:

Weighted Average shares outstanding:	1,612,808	1,612,808
Less: Average Unearned ESOP shares:	118,321	119,902
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	1,494,487	1,492,906

Basic earnings per common share:	$0.05	$0.19

Effect of dilutive securities:
Stock Options	-	-
Weighted average number of shares outstanding used in the calculation of dilutive earnings per common share	1,494,487	1,492,906
Diluted earnings per common share:	$0.05	$0.19

Note 3:	Loans and Allowance for Loan Losses

The composition of the loan portfolio at September 30, 2018 and December 31, 2017 was as follows:

	September 30,	December 31,
	2018	2017

Residential mortgage loans	$64,690	$53,682
Commercial real estate and land loans	16,027	13,739
Home equity and other consumer	13,259	12,570
Residential construction loans	10,060	10,362
Residential mortgage loans, non-owner occupied	6,304	7,082
Multi-family real estate loans	1,203	2,084
Commercial loans	5,851	5,536
	117,394	105,055

Net deferred loan costs	31	66
Loans in process	(5,457)	(7,411)
Allowance for loan losses	(1,189)	(1,181)

Net loans	$110,779	$96,529

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

Loans serviced for the benefit of others at September 30, 2018 and December 31, 2017 amounted to $1,871 and $2,166, respectively.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine months ended September 30, 2018 and 2017 and year ended December 31, 2017:

Nine Months Ended September 30, 2018 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of year	$283	$199	$276	$116	$122	$25	$160	$1,181
Provision charged to expense	148	118	30	(6)	(44)	(11)	(136)	99
Losses charged off	(35)	(68)	-	-	-	-	-	(103)
Recoveries	11	-	-	-	1	-	-	12

Balance, end of period	$407	$249	$306	$110	$79	$14	$24	$1,189

Ending balance: individually evaluated for impairment	$4	$-	$-	$-	$-	$-	$-	$4

Ending balance: collectively evaluated for impairment	$403	$249	$306	$110	$79	$14	$24	$1,185

Loans:
Ending balance	$64,690	$16,027	$13,259	$10,060	$6,304	$1,203	$5,851	$117,394

Ending balance: individually evaluated for impairment	$75	$-	$11	$-	$191	$-	$-	$277

Ending balance: collectively evaluated for impairment	$64,615	$16,027	$13,248	$10,060	$6,113	$1,203	$5,851	$117,117

Three Months Ended September 30, 2018 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of period	$422	$205	$304	$117	$85	$14	$20	$1,167
Provision charged to expense	(6)	112	2	(7)	(6)	-	4	99
Losses charged off	(13)	(68)	-	-	-	-	-	(81)
Recoveries	4	-	-	-	-	-	-	4

Balance, end of period	$407	$249	$306	$110	$79	$14	$24	$1,189

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of September 30, 2018 and December 31, 2017:

September 30, 2018 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
Rating
Satisfactory (5-8)	$63,478	$15,668	$13,006	$10,060	$6,275	$1,203	$5,580	$115,270
Special mention (1)	-	-	-	-	-	-	125	125
Substandard (2)	1,212	359	253	-	29	-	146	1,999
Doubtful (3)	-	-	-	-	-	-	-	-
Loss (4)	-	-	-	-	-	-	-	-

Total	$64,690	$16,027	$13,259	$10,060	$6,304	$1,203	$5,851	$117,394

December 31, 2017	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
Rating
Satisfactory (5-8)	$52,948	$13,212	$12,411	$10,362	$6,508	$2,084	$5,039	$102,564
Special mention (1)	-	-	-	-	-	-	-	-
Substandard (2)	734	527	159	-	574	-	497	2,491
Doubtful (3)	-	-	-	-	-	-	-	-
Loss (4)	-	-	-	-	-	-	-	-

Total	$53,682	$13,739	$12,570	$10,362	$7,082	$2,084	$5,536	$105,055

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three and nine months ended September 30, 2018.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2017 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2018 and December 31, 2017:

September 30, 2018 (Unaudited)	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
Residential mortgage loans	$497	$-	$558	$1,055	$63,635	$64,690	$-
Commercial real estate and land loans	-	-	-	-	16,027	16,027	-
Home equity and other consumer	-	-	39	39	13,220	13,259	-
Residential construction loans	-	-	-	-	10,060	10,060	-
Residential mortgage loans, non-owner occupied	-	-	-	-	6,304	6,304	-
Multi-family real estate loans	-	-	-	-	1,203	1,203	-
Commercial loans	-	-	-	-	5,851	5,851	-

Total	$497	$-	$597	$1,094	$116,300	$117,394	$-

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
Residential mortgage loans	$173	$-	$634	$807	$52,875	$53,682	$-
Commercial real estate and land loans	-	-	157	157	13,582	13,739	-
Home equity and other consumer	39	-	-	39	12,531	12,570	-
Residential construction loans	-	-	-	-	10,362	10,362	-
Residential mortgage loans, non-owner occupied	-	-	-	-	7,082	7,082	-
Multi-family real estate loans	-	-	-	-	2,084	2,084	-
Commercial loans	-	-	-	-	5,536	5,536	-

Total	$212	$-	$791	$1,003	$104,052	$105,055	$-

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present impaired loans at September 30, 2018, September 30, 2017 and as of December 31, 2017:

				For the Three Months Ended		For the Nine Months Ended
	As of September 30, 2018			September 30, 2018		September 30, 2018
				Average		Average
		Unpaid		Investment	Interest	Investment	Interest
	Recorded	Principal	Allocated	in Impaired	Income	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized	Loans	Recognized
Loans without an allocated allowance:
Residential mortgage loans	$-	$-	$-	$-	$-	$-	$-
Commercial real estate and land loans	-	-	-	113	-	144	-
Home equity and other consumer	11	11	-	11	-	11	-
Residential construction loans	-	-	-	-	-	-	-
Residential mortgage loans, non-owner occupied	191	191	-	192	3	193	8
Multi-family real estate loans	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Loans with an allocated allowance:
Residential mortgage loans	75	75	4	75	1	112	3
Commercial real estate and land loans	-	-	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-	-	-
Residential construction loans	-	-	-	-	-	-	-
Residential mortgage loans, non-owner occupied	-	-	-	-	-	-	-
Multi-family real estate loans	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	166	9

Total	$277	$277	$4	$391	$4	$626	$20

				For the Three Months Ended		For the Nine Months Ended
	As of September 30, 2017			September 30, 2017		September 30, 2017
				Average		Average
		Unpaid		Investment	Interest	Investment	Interest
	Recorded	Principal	Allocated	in Impaired	Income	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized	Loans	Recognized
Loans without an allocated allowance:
Residential mortgage loans	$-	$-	$-	$-	$-	$-	$-
Commercial real estate and land loans	148	148	-	180	-	214	1
Home equity and other consumer	-	-	-	-	-	-	-
Residential construction loans	-	-	-	-	-	-	-
Residential mortgage loans, non-owner occupied	60	60	-	65	1	93	3
Multi-family real estate loans	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Loans with an allocated allowance:
Residential mortgage loans	142	142	22	143	1	144	5
Commercial real estate and land loans	-	-	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-	-	-
Residential construction loans	-	-	-	-	-	-	-
Residential mortgage loans, non-owner occupied	198	198	34	199	2	200	7
Multi-family real estate loans	-	-	-	-	-	-	-
Commercial loans	301	301	139	301	4	315	13

Total	$849	$849	$195	$888	$8	$966	$29

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

The following table presents the Bank’s nonaccrual loans at September 30, 2018 and December 31, 2017. This table excludes performing troubled debt restructurings.

	September 30,	December 31,
	2018	2017
Residential mortgage loans	$558	$634
Commercial real estate and land loans	-	157
Home equity and other consumer	39	-
Residential construction loans	-	-
Residential mortgage loans, non-owner occupied	-	-
Multi-family real estate loans	-	-
Commercial loans	-	-

Total	$597	$791

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

Following is a summary of troubled debt restructurings at September 30, 2018 and December 31, 2017:

	As of September 30, 2018		As of December 31, 2017
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgage loans	1	$75	1	$77
Commercial real estate and land loans	-	-	-	-
Home equity and other consumer	1	11	-	-
Residential construction loans	-	-	-	-
Residential mortgage loans, non-owner occupied	4	191	4	196
Multi-family real estate loans	-	-	-	-
Commercial loans	-	-	1	300
	6	$277	6	$573

As of September 30, 2018, the Bank had total troubled debt restructurings of $277.  There were five residential mortgage loans and residential non-owner occupied loans totaling $266 in troubled debt restructurings with the largest totaling $75.  The remaining $11 in troubled debt restructurings consisted of one home equity loan.  As of December 31, 2017, the Bank had total troubled debt restructurings of $573.  There were five residential mortgage loans and residential non-owner occupied loans totaling $273 in troubled debt restructurings with the largest totaling $195.  The remaining $300 in troubled debt restructurings consisted of one commercial loan. These loans were modified due to short term concessions. Eagle Savings Bank has no commitments to lend additional funds to the debtors owing receivables whose terms have been modified in troubled debt restructurings. During the three months and nine months ended September, 30, 2018 the Bank added one troubled debt restructuring totaling $11.

At September 30, 2018, the Bank had one residential owner-occupied piece of foreclosed real estate totaling $90 and one commercial piece of foreclosed real estate totaling $127. At December 31, 2017, the Bank had no foreclosed real estate.

Note 4:	Employee Stock Ownership Plan (“ESOP”)

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $26 and $78 for the three and nine months ended September 30, 2018, respectively.

A summary of the ESOP shares as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Shares allocated to participants	4,838	6,451
Shares released to participants	6,451	-
Unreleased shares	117,735	122,573
Total	129,024	129,024

Fair Value of Unreleased Shares	$1,871,998	$1,982,005

Note 5:	Regulatory Matters

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

Quantitative measures established by regulatory reporting standards, to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital (as defined), Tier I capital (as defined) and common equity Tier 1capital (as defined) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2018 and December 31, 2017 that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2018 and December 31, 2017 the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier 1 risk-based capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer has been phased in over multiple years. The initial phase-in began at 0.625% on January 1, 2015, the current capital conservation buffer is 1.875%, and the buffer will be fully phased in at 2.5% on January 2019.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

The Bank’s actual capital amounts and ratios are presented in the following tables (minimum capital requirements exclude the capital conservation buffer):

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018:

Equity	$20,646
Allowance for loan losses	1,189
Total risk-based capital (to risk-weighted assets)	$21,835	16.9%	$10,345	8.0%	$12,931	10.0%

Tier I capital (to risk-weighted assets)	20,646	16.0%	7,759	6.0%	10,345	8.0%

Common equity Tier I capital (to risk-weighted assets)	20,646	16.0%	5,819	4.5%	8,405	6.5%

Tier I capital (to adjusted total assets)	20,646	15.2%	5,433	4.0%	6,791	5.0%

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:

Equity	$20,197
Allowance for loan losses	1,181

Total risk-based capital (to risk-weighted assets)	$21,378	18.0%	$9,498	8.0%	$11,873	10.0%

Tier I capital (to risk-weighted assets)	20,197	17.0%	7,124	6.0%	9,498	8.0%

Common equity Tier I capital (to risk-weighted assets)	20,197	17.0%	5,343	4.5%	7,717	6.5%

Tier I capital (to adjusted total assets)	20,197	15.6%	5,187	4.0%	6,484	5.0%

Note 6:	Disclosure About Fair Values of Assets and Liabilities

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

Nonrecurring Measurements

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and December 31, 2017:

		Fair Value Measurements Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2018	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$273	$-	$-	$273
Foreclosed assets held for sale	217	-	-	217

		Fair Value Measurements Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2017	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$593	$-	$-	$593

Fair value adjustments, consisting of charge-offs or allocated allowances, on impaired loans and foreclosed assets held for sale during the nine months ended September 30, 2018 and the year ended December 31, 2017 amounted to $103 and $6, respectively.

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

Foreclosed Assets Held for Sale

Foreclosed assets held for sale is carried at fair value, less estimated cost to sell. Fair value of real estate is based on appraisals or evaluations. Foreclosed assets held for sale is classified within Level 3 of the fair value hierarchy.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

Appraisals of foreclosed assets held for sale are obtained when the real estate is acquired and subsequently as deemed necessary. Appraisals are reviewed for accuracy and consistency by the lending department. Appraisers are selected from the list of approved appraisers maintained by management.

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation
	9/30/2018	Technique	Unobservable Inputs	Range
Impaired loans (collateral dependent)	$273	Market comparable properties	Marketability discount	10% - 15%

Foreclosed assets held for sale	217	Market comparable properties	Marketability discount	10% - 15%

	Fair Value at	Valuation
	12/31/2017	Technique	Unobservable Inputs	Range
Impaired loans (collateral dependent)	$593	Market comparable properties	Marketability discount	10% - 15%

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to sell securities is estimated based on current market prices for securities of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2018 and December 31, 2017, the fair value of such commitments was not material.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present estimated fair values of the Bank’s financial instruments at September 30, 2018 and December 31, 2017.

			Fair Value Measurements Using
September 30, 2018	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$9,448	$9,448	$9,448	$-	$-
Interest-bearing time deposits	4,233	4,233	4,233	-	-
Loans held for sale	2,228	2,228	-	-	2,228
Loans, net of allowance for losses	110,779	111,233	-	-	111,233
FHLB stock	754	754	-	754	-
FHLB lender risk account receivable	3,278	3,207	-	-	3,207
Interest receivable	354	354	-	354	-

Financial Liabilities
Deposits	107,372	106,703	61,265	45,438	-
FHLB advances	-	-	-	-	-
Advances from borrowers for taxes and insurance	622	622	-	622	-
Interest payable	1	1	-	1	-

			Fair Value Measurements Using
December 31, 2017	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$15,350	$15,350	$15,350	$-	$-
Interest-bearing time deposits	5,079	5,079	5,079	-	-
Loans held for sale	3,336	3,336	-	-	3,336
Loans, net of allowance for losses	96,529	98,470	-	-	98,470
FHLB stock	736	736	-	736	-
FHLB lender risk account receivable	3,168	3,174	-	-	3,174
Interest receivable	287	287	-	287	-

Financial Liabilities
Deposits	101,118	100,728	59,415	41,313	-
FHLB advances	9	9	-	9	-
Advances from borrowers for taxes and insurance	866	866	-	866	-
Interest payable	1	1	-	1	-

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

At September 30, 2018, the Bank had one 30 year fixed rate loan with an interest rate of 4.625% for $106 and two HELOCs with interest rates at 6.25% totaling $532 approved but not yet originated. At December 31, 2017, the Bank had loans approved but not yet originated of $810. There was a 30 year fixed rate one-to four-family residential real estate loan with a fixed interest rate of 3.875% for $202 and a 5/1 adjustable rate one-to four-family residential real estate construction loan with a rate of 3.25% for $608. At September 30, 2018, the Bank had undisbursed loans in process of $5,457 with fixed interest rates of 4.375% to 5.73% and adjustable rates ranging from 3.125% to 4.50%. At December 31, 2017 the Bank had undisbursed loans in process of $7,411 with fixed interest rates ranging from 4.375% to 4.625% and adjustable interest rates ranging from 3.125% to 3.500%.

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

Lines of credit at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Unused lines of credit	$4,322	$3,509
Unused home equity lines	12,240	11,305

Total commitments	$16,562	$14,814

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

Note 8:	Equity Incentive Plan

In September 2018, the Company’s stockholders approved the Eagle Financial Bancorp, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan authorizes the issuance or delivery to participants of up to 225,792 shares of the Company’s common stock pursuant to the grants of restricted stock awards, incentive stock options, and non-qualified stock options. Of this number, the maximum number of shares of Company common stock that may be issued under the 2018 Plan pursuant to the exercise of stock options is 161,280 shares and the maximum number of shares of Company common stock that may be issued as restricted stock awards is 64,512 shares. Stock options awarded to employees may be incentive stock options or non-qualified stock options. Shares awarded under the 2018 Plan may be authorized but unissued shares or treasury shares. The 2018 Plan contains annual and lifetime limits on certain types of awards to individual participants.

Awards may vest or become exercisable only upon the achievement of performance measures or based solely on the passage of time after award. Stock options and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the 2018 Plan).

In September 2018, the Company granted stock options for 32,255 shares to members of the Board of Directors. Options granted in September 2018 have an exercise price $15.89, as determined on the grant date and expire ten years from the grant date.

The fair value was calculated using the Black-Scholes model for stock options granted in September 2018 using the following assumptions: expected volatility of 24.56%, a risk free interest rate of 3.01%, and an expected term of 7.5 years. The Company utilized the simplified method to determine the expected term because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

The weighted average grant-date fair value of options granted during the year 2018 was $5.57 per share.

At September 30, 2018, no stock options were exercisable.

In September 2018, the Company awarded 12,900 restricted shares to members of the Board of Directors. The restricted stock awards have a five year vesting period. During the restricted period, the holder is entitled to full voting rights and dividends, thus are considered participating securities.

Total compensation cost recognized in the income statement for share-based payment arrangements during the three and nine months ended September 30, 2018 was $6.

As of September 30, 2018, there was approximately $378 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a remaining weighted-average period of 5 years.

Note 9:	Recent Accounting Pronouncements

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

In May 2014, the FASB issued ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods with in that reporting period. Early application is permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. In March 2016, the FASB issued final amendments (ASU No. 2016-08 and ASU No. 2016-10) to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. In May 2016, the FASB issued final amendments (ASU No. 2016-12 and ASU 2016-11) to address narrow-scope improvements to the guidance on collectibility, non-cash consideration, completed contracts at transition and to provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. Additionally, the amendments included a rescission of SEC guidance because of ASU 2014-09 related to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer. In December 2016, the FASB issued final guidance (ASU 2016-20) that allows entities not to make quantitative disclosures about performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. It also makes 12 additional technical corrections and improvements to the new revenue standard. These amendments are effective upon the adoption of ASU 2014-09. Public entities should apply the amendments in ASU 2014-9 to interim reporting periods within annual reporting periods beginning after December 15, 2017 (that is, a public entity would be required to apply the new revenue standard beginning in the first interim period within the period of adoption). Nonpublic entities should apply the amendments in ASU 2014-9 for annual reporting periods beginning after December 31, 2018, and to interim reporting periods within annual reporting periods beginning after December 19, 2019. The Company continues to assess the guidance from the FASB and the Transition Resource Group for Revenue Recognition in determining the impact of ASU 2014-09 on its accounting and disclosures. The adoption of ASU 2014-09 is not expected to have a material impact on the Company’s accounting and disclosures.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments." The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity's current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the financial assets. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at the adoption date. The Company is anticipating a significant change in processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider the expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company has continued developing processes during the third quarter of 2018. Management continues to focus its attention on collecting historical loan loss data, loan level data, and evaluating data capabilities to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 2.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. ASU No. 2018-13 applies to all entities that are required to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update modify fair value disclosure requirements, including the deletion, modification, and addition of certain targeted disclosures. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and delay adoption of the additional disclosures until the effective date. The amendments are to be applied on a retrospective basis to all periods presented upon adoption, except for certain amendments described in the update that are to be applied prospectively for only the most recent interim period presented in the initial fiscal year of adoption. The Company is currently evaluating the potential effects of ASU No. 2018-13.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited) and December 31, 2017

Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(Amounts in thousands, except share and per share data)

In August 2018, the FASB issued ASU No. 2018-15 “Intangibles – Goodwill and Other – Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs incurred in a Cloud Computing Arrangement That Is a Service Contract”. ASU No. 2018-15 applies to entities that are a customer in a hosting arrangement, as defined, that is accounted for as a service contract. The amendments in this update require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Capitalized implementation costs are to be expensed over the term of the hosting arrangement. The amendments in this update are effective for fiscal years beginning after December 31, 2020, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any period. The amendments can be applied either retrospectively or prospectively to all implementation costs after the date of adoption. The Company is currently evaluating the potential effects of ASU No. 2018-15.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2018 and 2017 is intended to assist in understanding the financial condition and result of operations of the Bank. The information contained in this section should be read in conjunction with the Unaudited Condensed Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total Assets. Total assets were $137.8 million at September 30, 2018, an increase of $6.7 million, or 5.1%, over the $131.1 million at December 31, 2017. The increase was primarily due to an increase in net loans of $14.3 million, offset by a decrease in cash and due from banks of $5.9 million.

Net Loans. Net loans increased by $14.3 million, or 14.8%, to $110.8 million at September 30, 2018 from $96.5 million at December 31, 2017. During the nine months ended September 30, 2018, we originated $75.6 million of loans, $55.8 million of which were one- to four-family residential real estate loans, and we sold $42.7 million of loans in the secondary market. During the nine months ended September 30, 2018, one- to four-family residential real estate loans increased $11.0 million, or 20.5%, to $64.7 million at September 30, 2018, from $53.7 million at December 31, 2017; multi-family loans decreased $881,000, or 42.3%, to $1.2 million at September 30, 2018; commercial real estate loans and land loans increased $2.3 million, or 16.7%, to $16.0 million at September 30, 2018; construction loans decreased $302,000, or 2.9%, to $10.1 million at September 30, 2018; home equity and other consumer loans increased $689,000, or 5.5%, to $13.3 million at September 30, 2018; and commercial loans increased $315,000, or 5.7%, to $5.9 million at September 30, 2018. The increases in loan balances reflect our strategy to grow and diversify our loan portfolio. Such growth has been achieved amid strong competition for commercial real estate and one- to four-family residential mortgage loans in our market area in the current low interest rate environment. We have sold loans on a servicing released basis in transactions with the FHLB-Cincinnati, through its mortgage purchase program, and with other investors. We sold $42.7 million of loans in the nine months ended September 30, 2018. Loans serviced for investors were $1.9 million at September 30, 2018. Management intends to continue this sale of loans through the FHLB-Cincinnati in future periods.

Interest-Bearing Deposits in Other Banks. The Bank’s investment in certificates of deposit in other banks decreased $846,000, or 16.7%, to $4.2 million as of September 30, 2018.

Foreclosed Assets Held for Sale. Foreclosed assets held for sale increased to $217,000 at September 30, 2018 from none at December 31, 2017. The Bank sold a one- to four-family residential property valued at $46,000, and added a one- to four-family residential property valued at $90,000 and a commercial real estate property valued at $127,000 during the three months ended September 30, 2018.

Deposits. Deposits increased by $6.3 million, or 6.2%, to $107.4 million at September 30, 2018 from $101.1 million at December 31, 2017. Our core deposits, which we define as all deposits other than certificates of deposit, increased $1.9 million, or 3.1%, to $61.3 million at September 30, 2018 from $59.4 million at December 31, 2017. Certificates of deposits increased $4.4 million, or 10.6%, to $46.1 million at September 30, 2018 from $41.7 million at December 31, 2017. During the nine months ended September 30, 2018, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, but also changed its emphasis slightly by attracting other deposits with certificate of deposit specials. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Federal Home Loan Bank Advances. At September 30, 2018, the Bank had no advances from the Federal Home Loan Bank, as the Bank repaid $9,000 in advances during 2018.

Shareholders’ Equity. Shareholders’ equity increased $375,000, or 1.4%, to $27.7 million at September 30, 2018 from $27.3 million at December 31, 2017. The increase resulted from net income of $291,000 during the nine months ended September 30, 2018, and expense of $84,000 related to the ESOP shares committed to be released.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and September 30, 2017

General. Our net income for the three months ended September 30, 2018 was $79,000, compared to a net loss of $220,000 for the three months ended September 30, 2017, an increase of $299,000, or 135.9%. The increase in net income was primarily due to a $149,000 increase in interest earned on loans and a decrease of $402,000 in non-interest expense, offset by a $35,000 increase in interest expense on deposits, an increase in provision for loan losses of $82,000, and an increase in provision for income taxes of $105,000.

Interest Income. Interest income increased $142,000, or 12.3%, to $1.3 million for the three months ended September 30, 2018 from $1.2 million for the three months ended September 30, 2017. This increase was primarily attributable to a $149,000 increase in interest income on loans receivable. The average balance of loans during the three months ended September 30, 2018 increased by $15.9 million, or 17.1%, from the average balance for the three months ended September 30, 2017. Interest income on other interest-bearing deposits, including certificates of deposit in other financial institutions, decreased $7,000, or 9.9%, for the three months ended September 30, 2018, as a result of a decrease in the average balance outstanding of $8.0 million. We held no investment securities during the 2018 or 2017 periods.

Interest Expense. Total interest expense increased $35,000, or 21.0%, to $202,000 for the three months ended September 30, 2018 from $167,000 for the three months ended September 30, 2017. The average balance of deposits during the three months ended September 30, 2018 decreased by $1.3 million, or 1.2% from the average balance for the three months ended September 30, 2017. However, the decrease in average balance was more than offset by a 15 basis point increase in the average cost of deposits to 0.81% from 0.66%.

The Bank had no interest expense on FHLB advances for the three months ended September 30, 2018. The average balance of FHLB advances during the three months ended September 30, 2018 decreased by $14,000, or 100.0%, from the average balance for the three months ended September 30, 2017.

Net Interest Income. Net interest income increased $107,000, or 10.9%, to $1.1 million for the three months ended September 30, 2018, compared to $983,000 for the three months ended September 30, 2017. The increase reflected an increase in total interest and dividend income of $142,000 offset by an increase in total interest expense of $35,000. Our net interest rate spread increased six basis points to 3.46% at September 30, 2018 from 3.40% at September 30, 2017. Our net interest margin increased to 3.60% for the three months ended September 30, 2018 from 3.47% for the three months ended September 30, 2017. The interest rate spread and net interest margin were impacted by rising interest rates in the three months ended September 30, 2018.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $99,000 for the three months ended September 30, 2018 and $17,000 for the three months ended September 30, 2017. The allowance for loan losses was $1.2 million, or 1.01% of total loans, at September 30, 2018, compared to $1.2 million, or 1.12% of total loans, at December 31, 2017. The provision for loan losses in the three months ended September 30, 2018 was due primarily to loan charge-offs of $81,000 and increases in the size of our loan portfolio, more specifically one- to four-family adjustable rate mortgages and commercial real estate loans. Total nonperforming loans were $874,000 at September 30, 2018, compared to $1.4 million at December 31, 2017. Classified and special mention loans decreased to $2.1 million at September 30, 2018, compared to $2.5 million at December 31, 2017. Total loans past due 30 days or more were $1.1 million and $1.0 million at September 30, 2018 and December 31, 2017, respectively. Net charge-offs totaled $77,000 for the three months ended September 30, 2018, compared to $79,000 of net loan charge-off for the three months ended September 30, 2017. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2018 and 2017. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $23,000, or 4.5%, to $493,000 for the three months ended September 30, 2018 from $516,000 for the three months ended September 30, 2017. The decrease was primarily due to a decrease in the gain on sale of loans during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Gain on sale of loans decreased $18,000, or 4.0%, to $430,000 for the three months ended September 30, 2018 from $448,000 for the three months ended September 30, 2017. This decrease is a result of increasing the loan portfolio by retaining more adjustable rate loans instead of selling them in the secondary market.

Non-Interest Expense. Non-interest expense decreased $402,000, or 22.5%, to $1.4 million for the three months ended September 30, 2018, compared to $1.8 million for the three months ended September 30, 2017. The majority of the decrease was the effect of making the charitable contribution of $500,000 to the Eagle Savings Bank Charitable Foundation during the three months ended September 30, 2017, a cost related to our conversion to a stock company that was recognized during the third quarter of 2017. That decrease was partially offset by increases in legal and professional expenses of $37,000, franchise and other taxes of $33,000, and other expenses of $24,000 during the three months ended September 30, 2018. Non-interest expense can be expected to increase in the future compared to historical expense levels because of costs associated with operating as a public company and increased compensation costs related to the stock-based benefit plans approved by our stockholders.

Federal Income Taxes. Federal income taxes increased by $105,000 to $22,000 for the three months ended September 30, 2018, compared to an income tax benefit of $83,000 for the three months ended September 30, 2017. The increase in income tax expense for the three months ended September 30, 2018 was a direct result of the increase in interest income and the resulting decrease in non-interest expense.

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

	For the Three Months Ended September 30,
	2018			2017
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (4)	Balance	Interest	Cost (4)

Assets:
Interest Earning Assets
Loans	$109,332	$1,228	4.49%	$93,395	$1,079	4.62%
Interest earning deposits	11,786	64	2.17%	19,780	71	1.44%
Total interest-earning assets	121,118	1,292	4.27%	113,175	1,150	4.06%
Total non-interest earning assets	14,740			15,646
Total assets	$135,858			$128,821

Liabilities and Equity:
Interest bearing checking	18,655	7	0.15%	22,904	7	0.12%
Savings	17,211	6	0.14%	16,183	6	0.15%
Money Market	18,981	11	0.23%	20,095	11	0.22%
CD's	45,456	178	1.57%	42,375	143	1.35%
Total interest-bearing deposits	100,303	202	0.81%	101,557	167	0.66%
FHLB Advances	-	-		14	-	3.33%
Total interest bearing liabilities	100,303	202	0.81%	101,571	167	0.66%
Total non-interest-bearing liabilities	7,828			6,996

Total liabilities	108,131			108,567
Total equity	27,727			20,254
Total liabilities and equity	$135,858			$128,821

Net interest income		$1,090			$983
Net interest rate spread (1)			3.46%			3.40%
Net interest earning assets (2)	$20,815			$11,604
Net interest margin (3)			3.60%			3.47%
Ratio of average interest-earning assets to average interest bearing liabilities	120.75%			111.42%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Average yield/cost is annualized

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and September 30, 2017

General. Our net income for the nine months ended September 30, 2018 was $291,000, compared to a net income of $95,000 for the nine months ended September 30, 2017, an increase of $196,000, or 206.3%. The increase in net income was primarily due to a $514,000 increase in interest income, and a decrease in non-interest expense of $96,000, partially offset by a $61,000 increase in interest expense, and a decrease in noninterest income of $355,000 during the nine months ended September 30, 2018 as compared to September 30, 2017.

Interest Income. Interest income increased $514,000, or 16.2%, to $3.7 million for the nine months ended September 30, 2018 from $3.2 million for the nine months ended September 30, 2017. This increase was attributable to a $457,000 increase in interest income on loans receivable and an increase of $57,000 in interest income on other interest-earning deposits. The average balance of loans during the nine months ended September 30, 2018 increased by $15.5 million, or 17.5%, from the average balance for the nine months ended September 30, 2017. Interest income on other interest-bearing deposits, including certificates of deposit in other financial institutions, increased $57,000, or 38.5%, for the nine months ended September 30, 2018, as a result of an increase in the average yield of 83 basis points, to 1.90%. We held no investment securities during the 2018 or 2017 periods.

Interest Expense. Total interest expense increased $61,000, or 12.3%, to $556,000 for the nine months ended September 30, 2018 from $495,000 for the nine months ended September 30, 2017. The average balance of deposits during the nine months ended September 30, 2018 decreased by $752,000, or 0.8%, from the average balance for the nine months ended September 30, 2017. This decrease in balance was offset by a 9 basis point increase in the average cost of deposits to 0.76% from 0.67%.

Interest expense on FHLB advances decreased $1,000, or 100.0%, to $0 for the nine months ended September 30, 2018. The average balance of FHLB advances during the nine months ended September 30, 2018 decreased by $19,000, or 90.5%, to $2,000 from the average balance for the nine months ended September 30, 2017.

Net Interest Income. Net interest income increased $453,000, or 16.9%, to $3.1 million for the nine months ended September 30, 2018, compared to $2.7 million for the nine months ended September 30, 2017. The increase reflected an increase in total interest and dividend income of $514,000, partially offset by an increase in total interest expense of $61,000. Our net interest rate spread increased 10 basis points to 3.39% at September 30, 2018 from 3.29% at September 30, 2017. Our net interest margin increased to 3.53% for the nine months ended September 30, 2018 from 3.34% for the nine months ended September 30, 2017. The interest rate spread and net interest margin were impacted by rising interest rates in the nine months ended September 30, 2018.

Provision for Loan Losses. We recorded a provision for loan losses of $99,000 for the nine months ended September 30, 2018 and $102,000 for the nine months ended September 30, 2017. The allowance for loan losses was $1.2 million, or 1.01% of total loans, at September 30, 2018, compared to $1.2 million, or 1.12% of total loans, at December 31, 2017. The provision for loan losses in the nine months ended September 30, 2018 was due primarily to loan charge-offs of $103,000 and increases in our loan portfolio, more specifically 1-4 adjustable rate mortgages and commercial real estate loans. Total nonperforming loans were $874,000 at September 30, 2018, compared to $1.4 million at December 31, 2017. Classified and special mention loans decreased to $2.1 million at September 30, 2018, compared to $2.5 million at December 31, 2017. Total loans past due 30 days or more were $1.1 million and $1.0 million at September 30, 2018 and December 31, 2017, respectively. Net loan charge-offs totaled $91,000 for the nine months ended September 30, 2018, compared to $72,000 of net loans charge-offs for the nine months ended September 30, 2017. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2018 and 2017.

Non-Interest Income. Non-interest income decreased $355,000, or 20.6%, to $1.4 million for the nine months ended September 30, 2018 from $1.7 million for the nine months ended September 30, 2017. The decrease was primarily due to the decrease of $348,000 in net gains on loan sales during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. During the 2018 period, loans sold in the secondary market decreased as there was an emphasis to grow the portfolio by originating and retaining 5/1 ARM residential mortgages.

Non-Interest Expense. Non-interest expense decreased $96,000, or 2.3%, to $4.1 million for the nine months ended September 30, 2018. The majority of the decrease was due to the effect of the charitable contribution of $500,000 made to the Eagle Savings Bank Charitable Foundation during the nine months ended September 30, 2017, a cost related to our conversion to a stock company that was recognized during the third quarter of 2017. That decrease was offset by increases in compensation and benefits of $179,000, legal and professional expenses of $62,000, franchise and other taxes of $79,000, data processing expenses of $21,000, and other expenses of $66,000 during the nine months ended September 30, 2018. Non-interest expense can be expected to increase in the future compared to historical expense levels because of costs associated with operating as a public company and increased compensation costs related to the stock-based benefit plans approved by our stockholders.

Federal Income Taxes. Federal income taxes increased by $1,000 for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The reason for the small increase in tax expense despite the increase of income before income taxes of $197,000 was the result of the tax legislation at the end of 2017.

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

	For the Nine Months Ended September 30,
	2018			2017
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (4)	Balance	Interest	Cost (4)

Assets:
Interest Earning Assets
Loans	$104,083	$3,487	4.47%	$88,566	$3,030	4.56%
Interest earning deposits	14,419	205	1.90%	18,380	148	1.07%
Total interest-earning assets	118,502	3,692	4.15%	106,946	3,178	3.96%
Total non-interest earning assets	14,388			14,567
Total assets	$132,890			$121,513

Liabilities and Equity:
Interest bearing checking	17,829	20	0.15%	19,379	19	0.13%
Savings	17,314	19	0.15%	16,089	17	0.14%
Money Market	19,223	32	0.22%	20,856	35	0.22%
CD's	43,768	485	1.48%	42,562	423	1.33%
Total interest-bearing deposits	98,134	556	0.76%	98,886	494	0.67%
FHLB Advances	2	-	3.33%	21	1	3.33%
Total interest bearing liabilities	98,136	556	0.76%	98,907	495	0.67%
Total non-interest-bearing liabilities	7,173			6,752

Total liabilities	105,309			105,659
Total equity	27,581			15,854
Total liabilities and equity	$132,890			$121,513

Net interest income		$3,136			$2,683
Net interest rate spread (1)			3.39%			3.29%
Net interest earning assets (2)	$20,366			$8,039
Net interest margin (3)			3.53%			3.34%
Ratio of average interest-earning assets to average interest bearing liabilities	120.75%			108.13%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Average yield/cost is annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and proceeds from the sale of loans. We also have the ability to borrow from the FHLB-Cincinnati. At September 30, 2018, we had no outstanding advances from the FHLB-Cincinnati. At September 30, 2018, we had the capacity to increase our borrowings by approximately $54.0 million from the FHLB-Cincinnati including a $10 million line of credit with the FHLB-Cincinnati.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.9 million for the nine months ended September 30, 2018, while net cash used in operating activities was $3.3 million for the nine months ended September 30, 2017, respectively.. Net cash used in investing activities, which consists primarily of disbursements for loan originations, was $13.8 million for the nine months ended September 30, 2018, while the net cash used in investing activities was $16.6 million for the nine months ended September 30, 2017, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, was $6.0 million for the nine month ended September 30, 2018, while the net cash provided by financing activities was $13.0 million for the nine months ended September 30, 2017, consisting primarily of the proceeds from the issuance of common stock received in the banks conversion to a stock bank.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2018, Eagle Savings Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $20.6 million, or 15.2% of adjusted total assets, which is above the $6.8 million, or 5.0% required to be considered well-capitalized, and total risk-based capital of $21.8 million, or 16.9% of risk-weighted assets, which is above the well-capitalized required level of $12.9 million, or 10.0%. Accordingly, Eagle Savings Bank was categorized as well capitalized at September 30, 2018 and December 31, 2017. In addition, our capital levels increased as a result of the July 20, 2017 consummation of the Bank’s mutual to stock conversion and related offering of the Company. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2018, we had outstanding commitments to originate loans of $22.7 million, including undisbursed funds on construction loans and funds available on undrawn lines of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature within one year from September 30, 2018 totaled $27.0 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as mended) as of September 30, 2018. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Offer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2018 there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in the Eagle Financial Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on March 23, 2018 (“Form 10-K”), including under “Item 1.A. Risk Factors”, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At September 30, 2018, the risk factors for Eagle Financial Bancorp, Inc. have not changed materially from those reported in the Form 10-K. However, the risks described in the Form 10-K are not the only risks that we face.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following material from Eagle Financial Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2018	By:	/s/Gary J. Koester
Gary J. Koester
President and Chief Executive Officer

Date:	November 9, 2018	By:	/s/Kevin R. Schramm
Kevin R. Schramm
Vice President, Chief Financial Officer and Treasurer

