Form 10-K
period 2018-12-31
Eagle Financial Bancorp, Inc.
filed 2019-03-27
CIK 1699018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s last completed second fiscal quarter was $20,859,068.
As of March 27, 2019, there were issued and outstanding 1,642,758 shares of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2019 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

i

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
The Company’s only significant asset is its investment in Eagle Savings Bank. At December 31, 2018, Eagle Financial Bancorp, Inc. had consolidated assets of  $137.1 million, total deposits of  $106.4 million, and stockholders’ equity of  $27.8 million. Our executive office is located at 6415 Bridgetown Road, Cincinnati, Ohio 45248, and our telephone number at this address is (513) 574-0700.
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
Available Information
The Securities and Exchange Commission (“SEC”) maintains an internet site at www.sec.gov that contains reports, proxy and other information that the company files electronically with the SEC. These documents are also available to the public on the Company website at www.eaglesavings.com. Information on our website is not incorporated into this Annual Report and should not be considered part of this Annual Report.

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
Our primary market area is a part of the Cincinnati metropolitan statistical area (“MSA”) and is both urban and suburban in nature. According to the U.S. Census Bureau, the Cincinnati MSA had a total population of approximately 2.1 million in 2010. Our primary market area economy is comprised of a number of employment sectors including business and professional services, healthcare, wholesale/retail, government, and finance/insurance/real estate. Based on data from the U.S. Bureau of Labor Statistics, for December 2018, unemployment rates were 4.2%, 4.8% and 3.7% in Hamilton County, the State of Ohio and the United States as a whole, respectively.
According to SNL Financial LC, the number of households in Hamilton County, the Cincinnati MSA, Ohio and the United States increased by 0.2%, 0.4%, 0.2% and 0.8%, respectively, from 2010 to 2018. Between 2018 and 2024, the number of households in Hamilton County, the Cincinnati MSA, Ohio and the United States are projected to increase by 0.5%, 0.6%, 0.4% and 0.9%, respectively.
Competition
We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2018, based on the most recent available FDIC data, our market share of deposits represented 0.12% of FDIC-insured deposits in Hamilton County, ranking us 17th in market share of deposits.
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
Beginning in 2001, we began to increase the number of loans that we originate for sale to the secondary market. We currently originate most of our fixed-rate one- to four-family residential real estate loans for sale to the FHLB-Cincinnati through the MPP. During 2018 we originated $69.3 million one- to four-family residential real estate loans, and sold $52.1 million of such loans to the FHLB-Cincinnati through the MPP. See “— Loan Originations, Participations, Purchases and Sales” below for more information regarding our sale of loans through the MPP. We currently employ three residential mortgage loan originators, and we intend to hire up to six new commission-based mortgage lenders over the next three years, as well as additional support staff as needed. Our mortgage banking infrastructure and risk management systems will allow us to safely manage a significantly larger volume of loans.
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
Loan Portfolio Composition.   The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.
	At December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One- to four-family residential:
Owner occupied	$67,169	54.18%	$53,682	51.10%
Non-owner occupied	6,464	5.21	7,082	6.74
Commercial real estate and land	17,587	14.19	13,739	13.08
Home equity and other consumer(1)	13,773	11.11	12,570	11.97
Residential construction	11,756	9.48	10,362	9.86
Multi-family real estate	1,185	0.96	2,084	1.98
Commercial	6,041	4.87	5,536	5.27
Total gross loans receivable	123,975	100.00%	105,055	100.00%
Deferred loan costs	14		66
Loans in process	(9,485)		(7,411)
Allowance for loan losses	(1,187)		(1,181)
Total loans receivable, net	$113,317		$96,529

(1)
At December 31, 2018 and 2017, other consumer loans totaled $9,000 and $14,000, respectively.

Contractual Maturities.   The following table summarizes the scheduled repayments, based on scheduled principal amortization, of our loan portfolio at December 31, 2018. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2019. Maturities do not reflect the impact of prepayments.
	One- to four-family residential, owner occupied	One- to four family residential, non-owner occupied	Commercial real estate and land	Home equity and other consumer	Residential construction	Multi-family real estate	Commercial	Total
	(In thousands)
Due During the Years Ending December 31,
2019	$1,338	$103	$1,100	$816	$11,756	$36	$1,099	$16,248
2020	1,391	109	1,156	865	—	38	1,151	4,710
2021	1,448	115	1,215	917	—	40	1,206	4,941
2022 to 2023	3,073	248	2,617	2,003	—	85	2,585	10,611
2024 to 2028	8,834	749	7,798	6,159	—	253	—	23,793
2029 to 2033	10,764	977	3,701	3,013	—	322	—	18,777
2034 and beyond	40,321	4,163	—	—	—	411	—	44,895
Total	$67,169	$6,464	$17,587	$13,773	$11,756	$1,185	$6,041	$123,975

Fixed- and Adjustable-Rate Loan Schedule.   The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2018 that are contractually due after December 31, 2019.
	Due After December 31, 2019
	Fixed	Adjustable	Total
	(In thousands)
One- to four-family residential:
Owner occupied	$39,564	$26,267	$65,831
Non-owner occupied	3,514	2,847	6,361
Commercial real estate and land	8,881	7,606	16,487
Home equity and other consumer	873	12,084	12,957
Residential construction	—	—	—
Multi-family real estate	118	1,031	1,149
Commercial	3,313	1,629	4,942
Total	$56,263	$51,464	$107,727

Loan Approval Procedures and Authority.   Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Eagle Savings Bank’s unimpaired capital and surplus. We may lend an additional amount to one person up to 10% of unimpaired capital and unimpaired surplus, to the extent that such amount is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. At December 31, 2018, our largest credit relationship commitment totaled $3.1 million and was secured by commercial real estate, residential real estate, and business assets and had an outstanding balance of  $2.8 million. Our second largest relationship at December 31, 2018 totaled $2.7 million and was secured by commercial real estate and business assets. At December 31, 2018, all of these loans were performing in accordance with their terms.
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
Our President and Chief Executive Officer and our Residential Lending Manager each have approval authority for up to $484,350 for residential mortgage loans. They may combine their authority such that together they can approve residential loans of up to $968,700. Our President and Chief Executive Officer and our Vice President of Commercial Lending each have approval authority for up to $484,350 for all secured commercial loans. They may combine their authority such that together they can approve commercial loans of up to $968,700. For unsecured credit, the President and Chief Executive Officer has an authority of  $50,000 and the Vice President of Commercial Lending has an authority of  $150,000. They may combine their authority such that together they may approve unsecured loans up to $200,000. Any loans in excess of these prescribed limits require the approval of the board of directors. All loans to one borrower will be aggregated for determining the limits as described above.
One- to Four-Family Residential Real Estate Lending.   The focus of our lending program has historically been the origination of one- to four-family residential real estate loans. At December 31, 2018, we had $73.6 million of loans secured by one- to four-family real estate, representing 59.4% of our total loan portfolio. We originate both fixed-rate and adjustable-rate residential mortgage loans. At December 31, 2018, the one- to four-family residential mortgage loans held in our portfolio were comprised of 59.7% fixed-rate loans, and 40.3% adjustable-rate loans.
Our one- to four-family residential real estate loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae, which is currently $484,350 for single-family homes in our market area. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” We also offer FHA loans, which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA guidelines. Although we are an approved Title II Direct Endorsement Mortgagee with the FHA, we currently use a third-party underwriter with expertise in this type of lending. Currently, our lead mortgage loan processor is in the process of training to become a Direct Endorsement Underwriter. Virtually all of our one- to four-family residential real estate loans are secured by properties located in our market area.
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
Our one- to four-family residential real estate loans typically have terms of 15 or 30 years. Our adjustable-rate one- to four-family residential real estate loans generally have fixed rates for initial terms of five, seven or ten years, and adjust annually thereafter at a margin. In recent years, this margin has been 2.75% over the weekly average yield on U.S. treasury securities adjusted to a constant maturity of one year. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 4% or 6% over the initial interest rate of the loan. Adjustable-rate one-to four-family residential real estate loans are originated on a servicing released basis.
In the past we originated loans on non-owner occupied one- to four-family properties. At December 31, 2018, we had $6.5 million of loans secured by non-owner occupied one- to four-family residential real estate, representing 5.2% of our total loan portfolio and 8.8% of our total one- to four-family real estate portfolio. We do not intend to make such loans in the future.

Since 2001, we have originated an increasing amount of our one- to four-family residential real estate loans for sale to the secondary market. During 2018, we sold approximately 75.2% of the one- to four-family residential real estate loans we originated to the secondary market. These sales were primarily through the FHLB-Cincinnati’s MPP. See “— Loan Originations, Participations, Purchases and Sales” below for additional information regarding our sale of loans through the MPP. We intend to continue to grow our mortgage banking operations in the coming year by the addition of a national mortgage lending division.
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
We also originate home equity lines of credit and fixed-term home equity loans. See “—Home Equity Loans and Lines of Credit, and Other Consumer Lending”, below.
Commercial Real Estate, Land and Multi-Family Residential Lending.   In recent years, we have sought to increase our commercial real estate loans. Our commercial real estate loans are secured primarily by office buildings, retail and mixed-use properties, and light industrial properties located in our primary market area. To a lesser extent, we also make multi-family loans secured primarily by residential apartment buildings and land loans primarily secured by land located in our primary market area. At December 31, 2018, we had $17.6 million in commercial real estate and land loans and $1.2 million in multi-family real estate loans, representing 14.2% and 1.0% of our total loan portfolio, respectively.
Most of our commercial and multi-family real estate loans have a maximum term of up to 30 years. The new originations of commercial real estate and multi-family loans are generally fixed for an initial period of five years and adjust every five years thereafter based on market rates. The maximum loan-to-value ratio of our commercial real estate and multi-family real estate loans is generally 80% or less. For properties on which there will be a third party junior lien, the maximum loan-to-value ratio is 70%. All loan-to-value ratios are subject to our underwriting procedures and guidelines. At December 31, 2018, our largest commercial real estate loan totaled $2.8 million and was secured by commercial real estate, residential real estate, and business assets. At that date, our largest multi-family real estate loan totaled $432,000 and was secured by a multiuse building. At December 31, 2018, both of these loans were performing in accordance with their terms.
Set forth below is information regarding our commercial real estate total loans at December 31, 2018.
Type of Loan	Number of Loans	Total Loan Balances
		(Dollars in thousands)
Apartment Buildings	3	$345
Land	13	2,910
Storage	2	1,068
Office	10	2,596
Owner occupied commercial real estate	26	8,802
Restaurant	1	612
Retail	8	1,254
Total	63	$17,587

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
Raw land loans have terms of not more than 25 years. The maximum loan-to-value of these loans is 60% of the lesser of the appraised value or the purchase price of the property.
At December 31, 2018, we had $2.9 million of total land loans outstanding. Included in this was one loan for the acquisition and development of a new business. This loan had a $1.7 million commitment, of which $1.7 million had been disbursed at December 31, 2018. This was our largest land loan, and was performing in accordance with its terms at December 31, 2018.
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
Commercial Business Lending.   At December 31, 2018, we had $6.0 million of commercial business loans, representing 4.9% of our total loan portfolio. With the proceeds from the offering, we intend to increase of emphasis on commercial business lending. We offer regular lines of credit and revolving lines of credit with terms of up to 12 months to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory. Our commercial lines of credit are typically adjustable-rate generally based on the prime rate, as published in The Wall Street Journal, plus a margin. We generally obtain personal guarantees with respect to all commercial business lines of credit. We also offer term loans of five to seven years.
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
Home Equity Loans and Lines of Credit, and Other Consumer Lending.   At December 31, 2018, we had $13.8 million, or 11.1% of our loan portfolio, in home equity loans and lines of credit. We intend to increase our portfolio of home equity loans and lines of credit in proportion to the increase in our total loan portfolio in 2019.

Our home equity lines of credit and fixed-term equity loans are secured by owner occupied residential property. Home equity lines of credit are variable rate, and are approved with a maximum maturity of up to 25 years. The 25 year term is a 10 draw period followed by a 15 year amortization period. Fixed-term home equity loans are generally originated in accordance with the same standards as one- to four-family residential mortgage loans. We extend home equity lines of credit and fixed-term equity loans on owner occupied property regardless of whether we hold the first mortgage. We do not extend home equity lines of credit unless the combined loan-to-value ratio of the first mortgage and the home equity line of credit or fixed-term equity loan is 90% or less.
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
From time to time we may make consumer loans other than home equity loans and lines of credit, generally as an accommodation to existing customers. At December 31, 2018, we had $9,000 in other consumer loans.
Construction Lending.   We originate construction loans, primarily for one- to four-family residential properties. At December 31, 2018, $11.8 million, or 9.5%, of our total loan portfolio, consisted of construction loans, all of which were secured by one- to four-family residential real estate. At December 31, 2018, the un-advanced portion of one- to four-family residential construction loans totaled $9.5 million. In the coming year, we intend to continue expanding our construction lending for one- to four-family residential properties. From time to time we may also consider making construction loans for commercial real estate properties, including multi-family properties, if attractive opportunities arise.
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
At December 31, 2018, our largest construction loan had a principal balance of  $376,000. This loan was performing in accordance with its terms at December 31, 2018.

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
Since 2001, and consistent with our interest rate risk strategy in the low interest rate environment, we have sold on a servicing-released basis most of the fixed-rate conforming one- to four-family residential mortgage loans that we have originated. We currently sell most of these loans to the FHLB-Cincinnati through the MPP. During 2018 we originated $69.3 million fixed-rate and adjustable rate one- to four-family residential real estate loans, and sold $52.1 million of such loans to the FHLB-Cincinnati through the MPP. As part of our business strategy, we intend to expand our mortgage banking activity by adding up to six new commission-based mortgage lenders over the next three years. We believe that our mortgage banking infrastructure and risk management systems will allow us to safely manage a significantly larger volume of loans.
Under the terms of the MPP, we are required to maintain a Lender Risk Account (“LRA”). The LRA consists of amounts withheld from the loan sale proceeds by the FHLB-Cincinnati for absorbing inherent losses that are probable on the loans we sell. These withheld funds are an asset to the Company as they are scheduled to be paid to the Company in future years, net of any credit losses on the loans sold. The funds withheld to settle these potential losses totaled $5.9 million at December 31, 2018; however, these receivables are recorded at fair value, which includes consideration of inherent losses that are probable and net present value discounts. The carrying value of the LRA totaled $3.4 million at December 31, 2018.
We have developed certain processes and procedures to monitor and mitigate the risks associated with our mortgage banking activities, including:
•
independent daily pricing to establish profitability targets;

•
a central rate lock desk to mitigate risk of pair off fees;

•
selling loans pursuant to mandatory delivery contracts to eliminate warehouse and pipeline risk;

•
selling loans on a best-effort flow basis to eliminate pair-off fees;

•
underwriting review of each file to avoid loan repurchases for non-compliance with underwriting requirements; and

•
quality control performed by an independent third party vendor.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2018, we had five participation loans totaling $2.3 million in which we were not the lead lender. We also have sold portions of loans from time to time that exceeded our loans-to-one borrower legal lending limit and for risk diversification. At December 31, 2018 we had two participations totaling $1.7 million, $1.0 million of which are sold.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the years indicated.
	Years Ended December 31,
	2018	2017
Total gross loans, including loans held for sale, at beginning of year	$108,391	$92,373
Loans originated:
One- to four-family residential:
Owner occupied	69,306	82,773
Non-owner occupied	—	—
Multifamily real estate	241	460
Residential construction	14,838	16,502
Commercial real estate and land	3,339	2,660
Commercial	11,041	7,818
Home equity and other consumer	9,308	7,291
Total loans originated	108,073	117,504
Loans purchased:
One- to four-family residential:
Owner occupied	—	—
Non-owner occupied	—	—
Multifamily real estate	—	—
Residential construction	—	—
Commercial real estate and land	—	—
Commercial	67	47
Home equity and other consumer	—	—
Total loans purchased	67	47
Loans sold:
One- to four-family residential:
Owner occupied	(52,126)	(66,773)
Non-owner occupied	—	—
Multifamily real estate	—	—
Residential construction	—	—
Commercial real estate and land	—	—
Commercial	—	(605)
Home equity and other consumer	—	—
Total loans sold	(52,126)	(67,378)
Other:
Principal repayments	(38,603)	(34,155)
Net loan activity	17,411	16,018
Total gross loans, including loans held for sale, at end of year	$125,802	$108,391

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
Troubled Debt Restructurings.   We occasionally modify loans to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At December 31, 2018, we had seven loans totaling $307,000 that were classified as troubled debt restructurings. Troubled debt restructurings may also be included in non-accrual loans if they are not performing in accordance with their modified terms or had been performing in accordance with their modified terms for less than six months since the date of restructuring.
At December 31, 2018 and during the twelve months then ended, there were no non-accruing troubled debt restructurings. For the year ended December 31, 2018, we recognized $25,000 of interest income on such loans, the same amount that would have been recorded on the loans under their original terms.
Delinquent Loans.   The following table sets forth our loan delinquencies by type and amount at the dates indicated.
	Loans Delinquent For				Total
	30 – 89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2018
One- to four-family residential:
Owner occupied	2	$86	5	$362	7	$448
Non-owner occupied	1	493	—	—	1	493
Commercial real estate and land	—	—	—	—	—	—
Home equity and other consumer	4	55	2	71	6	126
Residential construction	—	—	—	—	—	—
Multi-family real estate	—	—	—	—	—	—
Commercial	1	125	—	—	1	125
Total	8	$759	7	$433	15	$1,192

	Loans Delinquent For				Total
	30 – 89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2017
One- to four-family residential:
Owner occupied	2	$173	8	$634	10	$807
Non-owner occupied	—	—	—	—	—	—
Commercial real estate and land	—	—	1	157	1	157
Home equity and other consumer	3	39	—	—	3	39
Residential construction	—	—	—	—	—	—
Multi-family real estate	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Total	5	$212	9	$791	14	$1,003

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

On the basis of this review of our assets, our classified loans, special mention loans, and foreclosed real estate held for sale at the dates indicated were as follows:
	At December 31,
	2018	2017
Classified loans:
Substandard	$1,708	$2,491
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$1,708	$2,491
Special mention loans	$—	$—
Foreclosed real estate held for sale	$217	$—

Non-Performing Assets.   The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.
	At December 31,
	2018	2017
	(Dollars in thousands)
Non-accrual loans:
One- to four-family residential:
Owner occupied	$362	$634
Non-owner occupied	—	—
Commercial real estate and land	—	157
Home equity and other consumer	71	—
Residential construction	—	—
Multi-family real estate	—	—
Commercial	—	—
Total	433	791
Accruing loans 90 days or more past due:
One- to four-family residential:
Owner occupied	$—	$—
Non-owner occupied	—	—
Commercial real estate and land	—	—
Home equity and other consumer	—	—
Residential construction	—	—
Multi-family real estate	—	—
Commercial	—	—
Total loans 90 days or more past due	—	—
Accruing troubled debt restructurings:
One- to four-family residential:
Owner occupied	$74	$77
Non-owner occupied	190	196
Commercial real estate and land	—	—
Home equity and other consumer	43	—

	At December 31,
	2018	2017
	(Dollars in thousands)
Residential construction	—	—
Multi-family real estate	—	—
Commercial	—	300
Total	$307	$573
Total non-performing loans	$740	$1,364
Foreclosed real estate	217	—
Total non-performing assets	$957	$1,364
Ratios:
Total non-performing loans to total loans	0.60%	1.30%
Total non-performing assets to total assets	0.70%	1.04%
Non-performing assets excluding accruing troubled debt restructurings to total assets	0.47%	0.60%
Non-performing loans excluding accruing troubled debt restructurings to total loans	0.35%	0.75%
For the year ended December 31, 2018, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $25,000. Interest income recognized on such loans for the year ended December 31, 2018 was $4,000.
Other Loans of Concern.   There were no other loans at December 31, 2018 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.
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
Allowance for Loan Losses.   The following table sets forth activity in our allowance for loan losses for the years indicated.
	At or For the Years Ended December 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of year	$1,181	$1,137
Charge-offs:
One- to four-family residential:
Owner occupied	(35)	—
Non-owner occupied	—	(9)
Commercial real estate and land	(68)	(73)
Home equity and other consumer	(7)	—
Residential construction	—	—
Multi-family real estate	—	—
Commercial	—	—
Total charge-offs	(110)	(82)

	At or For the Years Ended December 31,
	2018	2017
	(Dollars in thousands)
Recoveries:
One- to four-family residential:
Owner occupied	15	5
Non-owner occupied	2	—
Commercial real estate and land	—	—
Home equity and other consumer	—	—
Residential construction	—	—
Multi-family real estate	—	—
Commercial	—	19
Total recoveries	17	24
Net recoveries (charge-offs)	(93)	(58)
Provision for loan losses	99	102
Balance at end of year	$1,187	$1,181
Ratios:
Net (charge-offs) recoveries to average loans outstanding	(0.09)%	(0.06)%
Allowance for loan losses to non-performing loans at end of year	160.41%	86.58%
Allowance for loan losses to total loans at end of year	0.96%	1.12%
There were $93,000 in net loan charge-offs for the year ended December 31, 2018 and $58,000 in net loan charge-offs during the year ended December 2017, respectively.
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
	At December 31,
	2018			2017
	Allowance for Loan Losses	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family residential:
Owner occupied	$409	34.46%	54.18%	$283	23.96%	51.10%
Non-owner occupied	42	3.54	5.21	122	10.33	6.74
Commercial real estate and land	260	21.90	14.19	199	16.85	13.08
Home equity and other consumer	313	26.37	11.11	276	23.37	11.97
Residential construction	128	10.78	9.48	116	9.82	9.86
Multi-family real estate	14	1.18	0.96	25	2.12	1.98
Commercial	21	1.77	4.87	160	13.55	5.27
Total allocated allowance	1,187	100.00	100.00	1,181	100.00	100.00
Unallocated allowance	—	—	—	—	—	—
Total allowance for loan losses	$1,187	100.00%	100.00%	$1,181	100.00%	100.00%

At December 31, 2018 and 2017, our allowance for loan losses represented 0.96% and 1.12% of total loans and 160.41% and 86.58% of non-performing loans. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the FDIC and ODFI will periodically review our allowance for loan losses. The FDIC and ODFI may require that we increase our allowance based on its judgments of information available to it at the time of its examination. The regulatory agencies are not, however, directly involved in the determination of the allowance for loan losses, and decisions to increase and decrease the allowance are the responsibility of Eagle Savings Bank management. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.
The Financial Accounting Standards Board has adopted a new accounting standard that will affect our allowance for loan losses, effective for Eagle Financial Bancorp, Inc. and Eagle Savings Bank for fiscal year 2022. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.
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
Our investment committee, consisting of our President and Chief Executive Officer, our Executive Vice President, and our Vice President, Chief Financial Officer and Treasurer, is responsible for implementing our investment policy, including approval of investment strategies and monitoring investment performance. The board of directors regularly reviews our investment strategies and the market value of our investment portfolio. Historically we have invested in short term funds and interest-earning deposits as well as bank owned life insurance. Investment in longer term securities has not been part of our core investment strategy. Subject to ongoing asset/liability management, we do not expect to emphasize long-term investment in securities in the future.
We account for investment securities in accordance with Accounting Standards Codification Topic 320, “Investments — Debt and Equity Securities.” Accounting Standards Codification 320 requires that investments be categorized as held-to maturity, trading, or available for sale.
Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At December 31, 2018, other than stock in the FHLB-Cincinnati, we held no investment securities in our portfolio; and accordingly, there is no corresponding table setting forth maturities and yields at such date.

Federal Home Loan Bank Stock.   We hold common stock of the FHLB-Cincinnati in connection with our FHLB borrowing activities totaling $754,000 and $736,000 at December 31, 2018 and 2017. The FHLB-Cincinnati common stock is carried at cost and classified as restricted equity securities. We may be required to purchase additional FHLB-Cincinnati stock if we increase our FHLB-Cincinnati advances in the future.
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
Deposits.   Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, statement savings accounts, variable rate money market accounts, and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past used, and currently do not hold, any brokered deposits. At December 31, 2018, our core deposits, which are deposits other than certificates of deposit, were $59.9 million, representing 56.3% of total deposits.
We participate in the National CD Rateline Program as a wholesale source for certificates of deposit to supplement deposits generated through our retail banking operations. The Rateline Program provides an internet based listing service which connects financial institutions such as Eagle Savings Bank with other financial institutions for jumbo certificates of deposit. Deposits obtained through the Rateline Program are not considered to be brokered deposits. At December 31, 2018, approximately $2.2 million of our certificates of deposit, representing 2.1% of our total deposits, had been obtained through the Rateline Program. At December 31, 2018, these certificates of deposit had an average term to maturity of 5 months. Early withdrawal of these deposits is not permitted, which makes these accounts a more stable source of funds.
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
The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated.
	For the Years Ended December 31,
	2018			2017
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing checking	$4,564	4.42%	—%	$4,180	4.08%	—%
Interest-bearing checking	18,339	17.75	.15	18,870	18.45	0.13
Savings	17,287	16.73	.14	16,241	15.88	0.15
Money market demand	18,825	18.21	.22	20,683	20.22	0.23
Certificates of deposit	44,325	42.89	1.52	42,314	41.37	1.34
Total deposits	$103,340	100.00%	0.85%	$102,288	100.00%	0.64%

The following table sets forth our deposit activities for the years indicated.
	At or For the Years Ended December 31,
	2018	2017
	(In thousands)
Beginning balance	$101,118	$100,044
Net deposits before interest expense	4,481	412
Interest expense	770	662
Net increase in deposits	5,251	1,074
Ending balance	$106,369	$101,118

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.
	At December 31,
	2018	2017
	(In thousands)
Interest Rate:
Less than 1.00%	$5,506	$11,421
1.00% – 1.99%	31,681	26,895
2.00 – 2.99%	9,311	3,387
3.00 – 3.99%	—	—
Total	$46,498	$41,703

Maturities of Certificates of Deposit Accounts.   The following table sets forth the amount and maturities of all our certificates of deposit by interest rate at December 31, 2018.
	At December 31, 2018
	Period to Maturity
	Less Than or Equal to One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$5,006	$417	$83	$—	$5,506	11.84%
1.00% – 1.99%	19,004	4,977	4,790	2,910	31,681	68.14
2.00% – 2.99%	3,791	3,610	1,905	5	9,311	20.02
Total	$27,801	$9,004	$6,778	$2,915	$46,498	100.00%

As of December 31, 2018, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $22.3 million. The following table sets forth the maturity of those certificates as of December 31, 2018.
At December 31, 2018
(In thousands)
Three months or less	$3,389
Over three months through six months	5,795
Over six months through one year	4,942
Over one year to three years	7,407
Over three years	754
Total	$22,287

Borrowings.   From time to time we obtain advances from the FHLB-Cincinnati upon the security of our capital stock in the FHLB-Cincinnati and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to reprice than our deposits, they can change our interest rate risk profile. See Note 8 to the Financial Statements for additional information on the maturity of our FHLB-Cincinnati advances. At December 31, 2018, we had no outstanding advances from the FHLB-Cincinnati. At December 31, 2018, based on available collateral, our ownership of FHLB stock, and based upon our internal policy, we had access to additional FHLB-Cincinnati advances of up to $54.4 million.
The following table sets forth information concerning balances and interest rates on our borrowings at and for the years shown:
	At or For the Years Ended December 31,
	2018	2017
	(Dollars in thousands)
FHLB advances:
Balance at end of year	$—	$9
Average balance during year	$2	$18
Maximum outstanding at any month end	$7	$27
Weighted average interest rate at end of year	3.33%	3.33%
Average interest rate during year	3.33%	3.33%
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
Employees
As of December 31, 2018 we had 30 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in. As of January 1, 2019, it was fully phased in at 2.5%.

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
Qualified Thrift Lender Test.   Federal law requires savings associations to satisfy a qualified thrift lender (“QTL”) test under which an association must either qualify as a “domestic building and loan” as defined by the Internal Revenue Code or maintain at least 65% of its “portfolio assets” in “qualified thrift investments for at least nine out of every twelve months. “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business. A savings association that fails the QTL test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law. As of December 31, 2018, Eagle Savings Bank maintained 77.2% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.
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
Federal Insurance of Deposit Accounts.   Eagle Savings Bank is a member of the FDIC’s Deposit Insurance Fund. Deposit accounts in Eagle Savings Bank are insured up to a maximum of  $250,000 for each separately insured depositor. The Federal Deposit Insurance Corporation imposes deposit insurance assessments. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions were initially assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depended upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) ranged from 2 1∕2 to 45 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits. Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for institutions of less than $10 billion in total assets to 1.5 basis points to 30 basis points, also effective July 1, 2016. The Dodd-Frank Act specifies that banks of greater than $10 billion in assets be required to bear the burden of raising the reserve ratio from 1.15% to 1.35%. Such institutions are subject to an annual surcharge of 4.5 basis points of total assets exceeding $10 billion. On September 30, 2018, the Deposit Insurance Fund Reserve Ratio exceeded 1.35%. As a result (i) banks with total consolidated assets of less than $10 billion will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the ratio reserve is at or above 1.38%, and (ii) surcharges on banks with total consolidated assets of  $10 billion ended.

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
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2018, the annualized FICO assessment was equal to 0.31 basis points of total assets less tangible capital.
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
Federal Reserve System
The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $122.3 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%, and for amounts greater than $124.2 million the reserve requirement is 10.0% (which may be adjusted annually by the Federal Reserve Board to between 8.0% and 14.0%). The first $16.3 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Eagle Savings Bank is in compliance with these requirements.
Federal Home Loan Bank System
Eagle Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Eagle Savings Bank was in compliance with this requirement at December 31, 2018.
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
Emerging Growth Company Status
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” We qualify as an “emerging growth company” and believe that we will continue to qualify as an “emerging growth company” for five years from the completion of our initial public offering on July 20, 2018.

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
Net Operating Loss Carryovers.    Generally, a financial institution may carry a net operating loss forward indefinitely for losses generated in taxable years ending after December 31, 2017. Eagle Savings Bank had no federal net operating loss carryforwards at December 31, 2018.
Capital Loss Carryovers.    A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five year carryover period is not deductible. At December 31, 2018, Eagle Savings Bank had no capital loss carryovers.
Corporate Dividends.   We may generally exclude from our income 100% of dividends received from Eagle Savings Bank as a member of the same affiliated group of corporations.
State Taxation
Eagle Financial Bancorp, Inc. and Eagle Savings Bank are subject to Ohio taxation in the same general manner as other financial institutions. In particular, Eagle Financial Bancorp, Inc. and Eagle Savings Bank file a consolidated Ohio Financial Institutions Tax (FIT) return. The FIT is based upon the net worth of the consolidated group. For Ohio FIT purposes, savings institutions are currently taxed at a rate equal to 0.8% of taxable net worth. Eagle Savings Bank is not currently under audit with respect to its Ohio FIT returns.
As a Maryland business corporation, Eagle Financial Bancorp, Inc. is required to file an annual personal property tax return with the State of Maryland. Eagle Savings Bank’s state income tax returns have not been audited in recent years.

ITEM 1A.   Risk Factors
Our business strategy includes significant growth of our assets and liabilities, including increasing and diversifying our lending operations, which will increase our fixed expenses. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
Our strategic plan contemplates significant growth in assets and liabilities over the next several years. Specifically, we intend to increase our commercial real estate loans, commercial business loans, construction loans and home equity loans and lines of credit, while attracting favorably priced deposits to fund our increased lending. In addition, we intend to significantly grow our mortgage banking operations. We have incurred, and will continue to incur, additional expenses due to the implementation of our strategic plan, including salaries and occupancy expense related to new lending officers and related support staff. Many of these increased expenses are considered fixed expenses. Unless we can successfully implement our strategic plan, our financial condition and results of operations will be negatively affected by increased costs.
The successful implementation of our strategic plan will require, among other things, that we increase our market share by attracting both new borrowers and new deposit customers that currently bank at other financial institutions in our market area. In addition, our ability to successfully grow will depend on several factors, including continued favorable market conditions, the competitive responses from other financial institutions in our market area, and our ability to maintain high asset quality as we increase our commercial real estate loans, commercial business loans, construction loans and home equity loans and lines of credit. While we believe we have the management resources and internal systems in place to successfully manage our future growth, growth opportunities may not be available and we may not be successful in implementing our business strategy. Further, our new strategic plan, even if successfully implemented, may not ultimately produce positive results.
A continued increase in interest rates or a change in market conditions could reduce our mortgage banking revenues, which would negatively impact our non-interest income.
We sell residential mortgage loans in the secondary market, which provides a significant portion of our non-interest income. We generate mortgage revenues primarily from gains on the sale of mortgage loans to investors on a servicing-released basis. This was down to $1.5 million from $1.9 million in 2017. We also earn interest on loans held for sale while they are awaiting delivery to our investors. For the year ended December 31, 2018, income from loan sales equaled $1.5 million, which made up approximately 86.4% of our non-interest income and 22.1% of our revenue. We intend to increase our mortgage banking operations, including adding up to six additional commission-based mortgage lenders. In a rising or higher interest rate environment, our originations of mortgage loans may continue to decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage banking revenues. In addition, our results of operations are affected by the amount of non-interest expenses associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.
If there are higher than expected losses on loans that we have previously sold, or if we are forced to repurchase such loans, it would negatively affect our earnings.
One of our primary business operations is our mortgage banking, which involves originating residential mortgage loans for sale in the secondary market, primarily to the FHLB-Cincinnati through the Mortgage Purchase Program (“MPP”). Under the terms of the MPP, we are required to maintain a Lender Risk Account (“LRA”). The LRA consists of amounts withheld from the loan sale proceeds by the FHLB-Cincinnati for absorbing inherent losses that are probable on the loans we sell. These withheld funds are an asset to the Company as they are scheduled to be paid to the Company in future years, net of any credit losses on the loans sold. If there are higher than estimated losses on the loans we have sold to the FHLB-Cincinnati through the MPP, the amount of the LRA would be reduced through a charge to earnings, which would reduce our earnings and capital.

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
Our business may be adversely affected by credit risk associated with residential property.
At December 31, 2018, $73.6 million, or 59.4%, of our total loan portfolio was secured by one- to four-family real estate. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in current residential real estate values could reduce the value of the real estate collateral securing these types of loans. As a result, we have increased risk that we could incur losses if borrowers default on their loans because we may be unable to recover all or part of the defaulted loans by selling the real estate collateral. In addition, if borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds. For these reasons, we may experience higher rates of delinquencies, defaults and losses on our residential mortgage loans.
We have a high concentration of loans secured by real estate in our market area, which makes our business highly susceptible to downturns in the local economy and could adversely affect our financial condition and results of operations.
Unlike larger financial institutions that are more geographically diversified, we are a community banking franchise located in Cincinnati, Ohio. At December 31, 2018, a substantial amount of our mortgage loans were secured by real estate located in Hamilton County, Ohio and, to a lesser extent, the adjoining counties in Ohio, Kentucky and Indiana. As a result, we have a greater risk of loan defaults and losses in the event of economic weakness in this area, which may have a negative effect on the ability of our borrowers to timely repay their loans. A deterioration in economic conditions in the market area we serve could result in, among other things: (i) an increase in loan delinquencies, problem assets and foreclosures; (ii) a decrease in the demand for loans by creditworthy borrowers; and (iii) a decline in the value of the collateral securing our loans. Consequently, a deterioration in economic conditions in the local economy could have a material adverse effect on our business, financial condition and results of operations.
A portion of our one- to four-family residential mortgage loans is comprised of non-owner occupied properties which increases the credit risk on this portion of our loan portfolio.
At December 31, 2018, of the $73.6 million of one- to four-family residential mortgage loans in our portfolio, $6.5 million, or 8.8% of this amount, was comprised of non-owner occupied properties. We do not make such loans anymore. Our non-owner occupied residential loans are secured primarily by single family properties, and to a much lesser extent, by two- to four-unit properties. We believe that there is a greater credit risk inherent in investor-owner and non-owner occupied properties than in owner occupied single family properties since, similar to commercial real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the units of the property. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied borrowers may have more than one loan outstanding with us, which may expose us to a greater risk of loss compared to residential and commercial borrowers with only one loan. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties which could affect the borrower’s ability to repay the loan. At December 31, 2018, none of our non-owner occupied one- to four-family loans were delinquent 30 days or more.

Commercial real estate and land loans and commercial business loans generally carry greater credit risk than loans secured by owner occupied one- to four-family real estate, and these risks will increase if we succeed in our plan to increase this type of lending.
Given the larger balances and/or the higher complexity of the underlying collateral, commercial real estate and land loans and commercial business loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. Commercial real estate and land loans and commercial business loans have greater credit risk than one- to four-family residential real estate loans because repayment is generally dependent on income generated in amounts sufficient to cover operating expenses and debt service. If the associated business deteriorates or does not generate sufficient business for the borrower to make required payments, we may not collect the outstanding loan amount owed to us.
A key component of our strategy is to increase our origination of commercial business loans and commercial real estate and land loans to diversify our loan portfolio and increase our returns or yields on our loan portfolio. This increase will significantly increase our exposure to the risks inherent in these types of loans.
We intend to grow our portfolio of home equity loans and lines of credit, which will increase our credit risk.
As part of our strategic business plan, we intend to increase our home equity lines of credit. At December 31, 2018, home equity loans and lines of credit totaled $13.8 million, or 11.1%, of our total loans. Most of our home equity loans and lines of credit are secured by real estate in Hamilton County, Ohio and contiguous counties. We generally originate home equity lines of credit with loan-to-value ratios of up to 90% when combined with the principal balance of the existing first mortgage loan. Declines in real estate values in our market area could cause some of our home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.
We make construction loans which are considered to have greater credit risk than other types of residential loans made by financial institutions.
We originate construction loans for one- to four-family residential properties and, to a lesser extent, commercial properties. We intend to increase the amount of such loans that we originate. While we believe we have established adequate allowances in our financial statements to cover the credit risk of our construction loan portfolio, there can be no assurance that losses will not exceed our allowances, which could adversely impact our future earnings.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings and capital could decrease.
Lending is inherently risky and we are exposed to the risk that our borrowers may default on their obligations. A borrower’s default on a loan may result in lost principal and interest income and increased operating expenses as a result of the allocation of management’s time and resources to the collection and work-out of the loan. In certain situations, where collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, we may have to charge-off the loan in whole or in part. In such situations, we may acquire real estate or other assets, if any, that secure the loan through foreclosure or other similar available remedies, and the amount owed under the defaulted loan may exceed the value of the assets acquired.
At December 31, 2018, our allowance for loan losses as a percentage of total loans was 0.96%. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover probable losses inherent in our loan portfolio, which would require additions to our allowance and thereby decrease our net income.
In addition, bank regulators periodically review our allowance for loan losses and, based on their judgments and information available to them at the time of their review, may require us to increase our allowance for loan losses or recognize further loan charge-offs. An increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may reduce our net income and our capital, which may have a material adverse effect on our financial condition and results of operations.
Future changes in market interest rates may reduce our profits.
Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements. Factors such as inflation, recession and instability in financial markets, among other factors beyond our control, may affect interest rates.
If interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread, which would have a negative effect on our net interest income and profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which would also negatively impact our interest income.
Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.
At December 31, 2018, our “rate shock” analysis indicates that our net portfolio value would decrease by $5.9 million, or 14.7%, if there were an instantaneous 200 basis point increase in market interest rates. However, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.
If our non-performing assets increase, our earnings will be adversely affected.
At December 31, 2018, our non-performing assets, which consist of non-performing loans and other real estate owned, were $957,000, or 0.7% of total assets. Our non-performing assets adversely affect our net income in various ways:
•
we record interest income only on the cash basis or cost-recovery method for non-accrual loans and we do not record interest income for other real estate owned;

•
we must provide for probable loan losses through a current period charge to the provision for loan losses;

•
non-interest expense increases when we write down the value of properties in our other real estate owned portfolio to reflect changing market values;

•
there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees; and

•
the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

In addition, the funds that are invested in non-performing assets cannot be reinvested in other assets until the non-performing assets are resolved. If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which would have a material adverse effect on our financial condition and results of operations.
Our small size makes it more difficult for us to compete.
Our small asset size makes it more difficult to compete with other financial institutions which are generally larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because one of our primary sources of income is the net interest income we earn on our loans and investments, less the interest we pay on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Our lower earnings also make it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base makes it difficult to generate meaningful non-interest income. Finally, as a smaller institution, we are disproportionately affected by the ongoing increased costs of compliance with banking and other regulations.
Strong competition within our market area may limit our growth and profitability.
Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we can, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market area. If competition causes us to raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected.
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
Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.
Eagle Savings Bank is subject to extensive regulation, supervision and examination by the ODFI and the FDIC, and Eagle Financial Bancorp, Inc. will be subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors and borrowers of the bank, rather than for stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the regulation of banks and savings institutions and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have been given significant discretion in drafting the implementing rules and regulations, many of which are not in final form. As a result, we cannot at this time predict the full extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with the Dodd-Frank Act and its implementing regulations and policies has already resulted in changes to our business and operations, as well as additional costs, and has diverted management’s time from other business activities, all of which have adversely affected our financial condition and results of operations.
Cyber-attacks or other security breaches could adversely affect our operations, net income or reputation.
We regularly collect, compile, process, transmit and store significant amounts of confidential information regarding our customers, employees and others and concerning our business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf.
Information security risks have generally increased in recent years because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial and other transactions and the increased sophistication and activities of perpetrators of cyber-attacks and mobile phishing. Mobile phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is an emerging threat targeting the customers of popular financial entities. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions, could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our operating costs or cause losses.
If this confidential or proprietary information were to be mishandled, misused or lost, we could be exposed to significant regulatory consequences, reputational damage, civil litigation and financial loss.
Physical, procedural and technological safeguards designed to protect confidential and proprietary information from mishandling, misuse or loss, do not provide absolute assurance that mishandling, misuse or loss of information will not occur, and if mishandling, misuse or loss of information does occur, that those events will be promptly detected and addressed. Similarly, when confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf, our policies and procedures require that the third party agree to maintain the confidentiality of the information, establish and maintain policies and procedures designed to preserve the confidentiality of the information, and permit us to confirm the third party’s compliance with the terms of the agreement. As information security risks and cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.
Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.
Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur and may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.
In addition, we outsource the majority of our data processing to third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.
The occurrence of any system failures, interruptions, or breaches of security could damage our reputation and result in a loss of customers and business, subject us to additional regulatory scrutiny or expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.
We rely on our senior management to implement our business strategy and execute successful operations. We have recently added to our management team and could be harmed by the failure to successfully integrate the new members of our management team or by the loss of any of our senior management.
We depend upon the services of the members of our senior management team to implement our business strategy and execute our operations. Our management team is comprised of experienced executives, with our top four executives possessing an average of 25 years of financial institution experience. Members of our senior management team and lending personnel who have expertise and key business relationships in our markets could be difficult to replace. In addition, some of the members of our senior management team have been recently added. The loss of members of our management team, the failure to successfully integrate the new members of our management team, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete.
The cost of additional finance and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements will increase our expenses.
As a result of the completion of our offering, we will become a public reporting company. We expect that the obligations of being a public company, including the substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”) requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management’s attention from our operations.
We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or limit our ability to pay dividends or repurchase shares.
The federal banking agencies have adopted a final rule implementing the regulatory capital reforms from the Basel Committee on Banking Supervision (“Basel III”) and changes required by the Dodd-Frank Act. The final rule includes new minimum risk-based capital and leverage ratios, which were effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for calculating these ratios.
The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. Eagle Savings Bank has elected to opt out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating its regulatory capital requirements. The final rule also establishes a “capital conservation buffer” of 2.5%, and, when fully phased in, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began being phased in beginning in January 2016 at 0.625% of risk-weighted assets and has increased each year reaching full implementation in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.
The application of more stringent capital requirements likely will result in lower returns on equity, and could require raising additional capital in the future, or result in regulatory actions if we are unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, change our business models, and/or increase our holdings of liquid assets. The implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying dividends or repurchasing our shares.
Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.
The USA PATRIOT and Bank Secrecy Act require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations.
We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.
We are a community bank and our reputation is one of the most valuable assets of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and operating results may be materially adversely affected.
A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.
The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for Eagle Financial Bancorp, Inc. and Eagle Savings Bank for fiscal year 2022. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.
If our risk management framework does not effectively identify or mitigate our risks, we could suffer losses.
Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established processes and procedures intended to identify, measure, monitor and report the types of risk to which we are subject, including credit risk, operations risk, compliance risk, reputation risk, strategic risk, market risk and liquidity risk. We seek to monitor and control our risk exposure through a framework of policies, procedures and reporting requirements. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models used to mitigate these risks are inadequate, we may incur losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.
We are subject to environmental liability risk associated with lending activities.
A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties, regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Our loan foreclosure policy, which requires us to perform an environmental review before initiating any foreclosure action on non-residential real property, may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.
If our real estate owned is not properly valued our earnings could be reduced.
We obtain updated valuations when a loan has been foreclosed and the property taken in as real estate owned and at certain other times during the holding period of the asset. Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated fair value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s NBV over its fair value less estimated selling costs. If our valuation process is incorrect, or if property values decline, the fair value of our real estate owned may not be sufficient to recover our carrying value in such assets, resulting in the need for additional charge-offs. Significant charge-offs to our real estate owned could have a material adverse effect on our financial condition and results of operations. In addition, bank regulators periodically review our real estate owned and may require us to recognize further charge-offs. Any increase in our charge-offs may have a material adverse effect on our financial condition and results of operations.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the FHLB-Cincinnati and other borrowings to fund our operations. At December 31, 2018, we had no FHLB-Cincinnati advances outstanding with an additional $54.4 million of available borrowing capacity. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB-Cincinnati, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets where our loans are concentrated, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.
Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.
The trading market in our common stock is limited, which could hinder your ability to sell our common stock. In addition, if our common stock is delisted from the Nasdaq Capital Market, your ability to sell our common stock could become more restricted.
The development of an active trading market depends on the existence of willing buyers and sellers, the presence of which is not within our control, or that of any market maker. The number of active buyers and sellers of the shares of our common stock at any particular time may be limited. Under such circumstances, you could have difficulty selling your shares of common stock on short notice, and, therefore, you should not view the shares of common stock as a short-term investment. In addition, our common stock may be delisted from the Nasdaq Stock Market in the future, voluntarily or involuntarily, which could further decrease market liquidity and your ability to sell your shares.
ITEM 1B.   Unresolved Staff Comments
Not applicable.

ITEM 2.   Properties
At December 31, 2018, the net book value of our properties was $3.8 million, and the net book value of our furniture, fixtures and equipment (including computer software) was $381,000. The following table sets forth information regarding our offices.
Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:
6415 Bridgetown Road Cincinnati, OH 45248	Owned	2003	$2,469
Branch Offices:
5681 Rapid Run Rapid Run Plaza (at Neeb Rd.) Cincinnati, OH 45238	Leased	2009	26
3420 Edwards Road Cincinnati, OH 45208	Owned	2014	1,334
We believe that our current facilities are adequate to meet our present and foreseeable needs, other than modest and customary repair and replacement needs.
ITEM 3.   Legal Proceedings
At December 31, 2018, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes are immaterial to our financial condition, our results of operations and our cash flows.
ITEM 4.   Mine Safety Disclosures.
None.

PART II
ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “EFBI”. The approximate number of holders of record of Eagle Financial Bancorp, Inc.’s common stock as of March 27, 2019 was 209. Certain shares of Eagle Financial Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. Eagle Financial Bancorp, Inc. began trading on the NASDAQ Capital Market on July 21, 2017.
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
The equity compensation plan information presented under subparagraph (b) in Part III, Item 12 of this report is incorporated herein by reference.
The following table provides information regarding the Company’s purchase of its common stock during the quarter ended December 31, 2018.
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Maximum number of shares that may yet be purchased under the program(1)
October 2018	—	$—	—	—
November 2018	—	—	—	—
December 2018	5,000	15.50	5,000	76,285
Total	$5,000	15.50	5,000	76,285

On December 12, 2018, the Company announced the adoption of a stock repurchase program under which the Company could repurchase up to 81,285 shares of its common stock, or approximately 5% of the then current outstanding shares. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program has no expiration date, but may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.
ITEM 6.   Selected Financial Data
The following tables set forth selected consolidated historical financial and other data of Eagle Financial Bancorp, Inc. and subsidiary at or for the year ended December 31, 2018. The following information is only a summary, and should be read in conjunction with the business and financial information contained elsewhere in this annual report. The information at and for the years ended December 31, 2018 and 2017 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of Eagle Financial Bancorp, Inc. and subsidiary beginning at page 1 of this annual report.

	At December 31,
	2018	2017
	(In thousands)
Selected Financial Condition Data:
Total assets	$137,085	$131,082
Cash and cash equivalents	7,434	15,350
Interest-bearing time deposits in other banks	3,486	5,079
Loans held for sale	1,827	3,336
Loans, net	113,317	96,529
Premises and equipment at depreciated cost	4,210	4,361
Bank-owned life insurance	1,958	1,912
FHLB lender risk account receivable	3,377	3,168
Deposits	106,369	101,118
FHLB advances	—	9
Total shareholders’ equity	27,774	27,377
	For the Years Ended December 31,
	2018	2017
	(In thousands)
Selected Operations Data:
Interest and dividend income	$5,046	$4,256
Interest expense	770	663
Net interest income	4,276	3,593
Provision for loan losses	99	102
Net interest income after provision for loan losses	4,177	3,491
Non-interest income	1,732	2,172
Non-interest expense	5,471	5,405
Income before income taxes	438	258
Income tax (benefit)	94	(82)
Net Income	$344	$340

	At or For the Years Ended December 31,
	2018	2017
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.26%	0.28%
Return on average equity	1.25%	1.82%
Interest rate spread(1)	3.42%	3.22%
Net interest margin(2)	3.56%	3.30%
Efficiency ratio(3)	91.06%	93.76%
Non-interest expense to average total assets	4.08%	4.37%
Average interest-earning assets to average interest-bearing liabilities	121.54%	111.08%
Average equity to average total assets	20.61%	15.10%

	At or For the Years Ended December 31,
	2018	2017
Asset Quality Ratios:
Non-performing assets to total assets	0.70%	1.04%
Non-performing loans to total loans	0.60%	1.30%
Non-performing assets excluding accruing troubled debt restructurings to total assets	0.47%	0.60%
Non-performing loans excluding accruing troubled debt restructurings to total loans	0.35%	0.75%
Allowance for loan losses to non-performing loans	160.41%	86.58%
Allowance for loan losses to total loans	0.96%	1.12%
Capital Ratios:
Total capital (to risk-weighted assets)	16.9%	18.0%
Common equity Tier 1 capital (to risk-weighted assets)	15.9%	17.0%
Tier 1 capital (to risk-weighted assets)	15.9%	17.0%
Tier 1 capital (to average assets)	15.2%	15.6%
Other Data:
Number of full service offices	3	3

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

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section is intended to help investors understand the financial performance of Eagle Financial Bancorp, Inc. and its subsidiary through a discussion of the factors affecting our financial condition at December 31, 2018 and 2017 and our results of operations for the years ended December 31, 2018 and 2017. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear beginning on page F-1 of this annual report.
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
Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential real estate loans, commercial real estate and land loans, home equity loans and lines of credit and construction loans. To a lesser extent, we also make commercial business loans, multi-family real estate loans and other consumer loans. At December 31, 2018, $73.6 million, or 59.4% of our total loan portfolio, was comprised of one- to four-family residential real estate loans. At that same date, $17.6 million, or 14.2% of our total loan portfolio, was comprised of commercial real estate and land loans, and $13.8 million, or 11.1% of our total loan portfolio, was comprised of consumer loans, all but $9,000 of which were home equity loans and lines of credit.
During the past year, we have hired new senior officers and credit support staff to support the managed growth of our lending operations using the proceeds of the offering. We intend to increase our commercial real estate, construction and home equity lending. We consider these areas to be part of our core competencies and historical strengths.
We also emphasize mortgage banking with four mortgage loan officers. Our revenue from gain on sales of loans was $1.5 million and $1.9 million for the years ended December 31, 2018 and 2017, respectively. We intend to expand our mortgage lending business, including the addition of up to six new commission-based mortgage lenders locally over the next three years, and the addition of a national mortgage lending division in 2019.
We offer a variety of deposit accounts, including checking accounts, savings accounts, money market demand accounts and certificate of deposit accounts. We utilize advances from the FHLB-Cincinnati for liquidity and for asset/liability management purposes. At December 31, 2018, we had no advances outstanding with the FHLB-Cincinnati.
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
Our non-interest income currently consists primarily of gain on sale of mortgage loans, checking account service fee income, interchange fees from debit card transactions and income from bank owned life insurance. Non-interest expense currently consists primarily of expenses related to compensation and employee benefits, occupancy and equipment, data processing, legal and other professional expenses, franchise taxes, advertising expense, federal deposit insurance premiums, impairment losses on foreclosed real estate and other operating expenses.
We invest in bank-owned life insurance to provide us with a funding source to offset some of the costs of our supplemental retirement plan obligations. Bank owned life insurance provides us with non-interest income that is nontaxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital. At December 31, 2018, this limit was $5.2 million, and we had invested $2.0 million in bank-owned life insurance.

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
Highlights of our business strategy include:
•
Continuing to expand our mortgage banking operations.   Since 2001, we have expanded our mortgage banking operations, and we intend to further increase this part of our business. In 2018, we originated $69.3 million of one- to four-family residential loans, of which we sold $52.1 million to the secondary market, compared to $82.8 million of such loans originated in fiscal 2017, of which $66.8 million were sold. We currently employ four residential mortgage loan originators. We intend to hire another five or six new loan officers over the next three years, as well as additional support staff, in order to continue to increase our mortgage banking operations. We also intend to expand our mortgage banking operation with the addition of a national mortgage banking channel in early 2019 to increase non-interest income for the Bank. The majority of these loans are currently sold to the FHLB-Cincinnati, although we are approved for sale of loans to Freddie Mac and expect to increase our sale of residential mortgage loans to other third parties in the future. Loans originated by the national mortgage banking channel will be sold on a non-delegated basis to various other mortgage banking investors. Although we have no specific plans to do so at this time, we may also seek to add one or more loan production offices in attractive areas in our lending market should the opportunity arise in the future.

•
Growing our portfolios of shorter term, higher yielding loans, including commercial business loans, commercial real estate loans, construction loans, and home equity loans and lines of credit.   In 2019, we intend to continue to leverage our existing lending capabilities to grow our portfolios of commercial real estate, commercial business and construction loans and home equity loans and lines of credit. These types of loans generally have shorter terms and higher yields than loans secured by one- to four-family residential properties. Continuing to increase the percentage of such loans in our portfolio will help increase our net interest income and assist us in managing interest rate risk. Commercial real estate, construction and home equity lending will continue to be part of our core competencies and historical strengths. The additional capital raised in the stock offering has allowed us, and will continue to also allow us to leverage our existing infrastructure and lending team to increase our commercial real estate, commercial business, construction and home equity lending. See “Business of Eagle Savings Bank — Lending Activities.

•
Increasing our “core” deposit base.   We intend to continue to increase our core deposit base, particularly checking accounts. Core deposits include all deposit account types except certificates of deposit. Core deposits are our least costly source of funds and our least rate sensitive deposits, and improve our interest rate spread and interest rate risk. These deposits also represent our best opportunity to develop customer relationships that enable us to cross-sell our full complement of products and services. In addition, core deposits contribute non-interest income from account-related fees and services and are generally less sensitive to withdrawal when interest rates fluctuate. In recent years, we have significantly expanded and improved the products and services we offer our retail and business deposit customers who maintain core deposit accounts and have improved our infrastructure for electronic banking services, including online banking, mobile banking, bill pay, and e-statements. The deposit infrastructure we have established can accommodate significant increases in retail and business deposit accounts without additional capital expenditure. We expect that our increased commercial lending will continue to help us increase our business deposit customers above 2018 numbers.

•
Continue to implement a managed growth strategy while maintaining high asset quality.   We emphasize a disciplined credit culture based on sound underwriting standards and credit administration, market knowledge, close ties to our customers and experienced loan officers. At December 31, 2018, our non-performing assets equaled 0.70% of total assets, as compared to 1.04% at December 31, 2017. We intend to pursue a managed growth strategy for the foreseeable future, with the goal of improving the profitability of our business through increased net interest income and non-interest income from our mortgage banking operations. However, we intend to maintain strict, quality-oriented loan underwriting and credit monitoring processes as we grow our operations.

•
Remaining a community-oriented institution.   We were organized in 1882 and have been operating continuously in and around our market since that time. We have trained our employees to focus on high quality service in order to maintain and build a loyal customer base. The Eagle Savings Bank Charitable Foundation made great progress in 2018 to promote community relationships and exposure in our market. We intend to expand our support of charitable organizations operating in our local community in 2019 and beyond.

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
Anticipated Increase in Non-interest Expense
Following the completion of the conversion and stock offering, our non-interest expense has increased because of the increased costs associated with operating as a public company, and the increased compensation expenses associated with the purchase of shares of common stock by our employee stock ownership plan. In addition, the implementation of our stock-based benefit plans will further increase our non-interest expense. Finally, we expect that we will add additional staff to meet the demands of being a public company, which will increase our compensation costs.
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
The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience for the last three years and expected loss given default derived from our internal risk rating process. Other qualitative adjustments are made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.
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
Comparison of Financial Condition at December 31, 2018 and December 31, 2017
Total Assets.   Total assets were $137.1 million at December 31, 2018, an increase of  $6.0 million, or 4.6%, over the $131.1 million at December 31, 2017. The increase was primarily comprised of an increase in net loans of  $16.8 million, partially offset by a decrease in cash and cash equivalents of  $7.9 million, and a decrease in interest-bearing time deposits in other banks of  $1.6 million.
Net Loans.   Net loans increased by $16.8 million, or 17.4%, to $113.3 million at December 31, 2018 from $96.5 million at December 31, 2017. During the year ended December 31, 2018, we originated $108.1 million of loans, $69.3 million of which were one- to four-family residential real estate loans, and sold $52.1 million of loans in the secondary market. During the year ended December 31, 2018, one- to four-family residential real estate loans increased $12.9 million, or 21.2%, to $73.6 million at December 31, 2018, from $60.8 million at December 31, 2017; multi-family loans decreased $899,000, or 43.1%, to $1.2 million at December 31, 2018; commercial real estate loans and land loans increased $3.8 million, or 28.0%, to $17.6 million at December 31, 2018; construction loans increased $1.4 million, or 13.5%, to $11.8 million at December 31, 2018; home equity and other consumer loans increased $1.2 million, or 9.6% to $13.8 million at December 31, 2018; and commercial loans increased $505,000, or 9.1% to $6.0 million at December 31, 2018. Increases in loan balances reflect our strategy to grow and diversify our loan portfolio, with an emphasis on increasing commercial and commercial real estate loans, as a shift in strategy from our traditional portfolio focus on one- to four-family residential loans. Such growth has been achieved amid strong competition for commercial real estate and one- to four-family residential mortgage loans in our market area in the current low interest rate environment. We primarily sell loans on a servicing released basis. We sell loans in transactions with the FHLB-Cincinnati, through its mortgage purchase program, and to other investors. We sold $52.1 million of loans in fiscal 2018. Loans serviced for these investors were $1.8 million at December 31, 2018. Management intends to continue this sales activity in future periods.
Interest-Bearing Deposits in Other Banks.   The Bank’s investment in certificates of deposit in other banks decreased by $1.6 million, or 31.4%, to a total of  $3.5 million at December 31, 2018, compared to $5.1 million at December 31, 2017.
Foreclosed Real Estate Held for Sale, Net.   Foreclosed assets increased $217,000, or 100.0%, to $217,000 at December 31, 2018. There were three additions to foreclosed real estate held for sale, totaling $263,000 during 2018. One property valued at $46,000 was sold in September 2018 for $45,000 resulting in a loss of  $1,000.
Deposits.   Deposits increased by $5.3 million, or 5.2%, to $106.4 million at December 31, 2018 from $101.1 million at December 31, 2017. Our core deposits, which are deposits other than certificates of deposit, increased $456,000, or 0.8%, to $59.9 million at December 31, 2018 from $59.4 million at December 31, 2017. Certificates of deposit increased $4.8 million, or 11.5%, to $46.5 million at December 31, 2018 from $41.7 million at December 31, 2017. During the year ended December 31, 2018, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, while also increasing emphasis on certificates of deposit. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits and money market accounts.
Federal Home Loan Bank Advances.   FHLB-Cincinnati advances decreased $9,000, or 100.00%, to $0 at December 31, 2018 from $9,000 at December 31, 2017. The average cost of these advances was 3.33% at December 31, 2018, compared to our cost of deposits of 0.78% at that same date.
Shareholders’ Equity.   Total shareholders’ equity increased $437,000, or 1.6%, to $27.8 million at December 31, 2018 from $27.3 million at December 31, 2017. The increase was primarily due to net income of  $344,000, stock based compensation expense of  $68,000, and ESOP shares earned of  $103,000, offset by repurchases of the company’s common stock of  $78,000 during the year ended December 31, 2018.
Comparison of Operating Results for the Years Ended December 31, 2018 and December 31, 2017
General.   Our net income for the year ended December 31, 2018 was $344,000, compared to net income of  $340,000 for the year ended December 31, 2017, an increase of  $4,000, or 1.2%. The increase in net income was primarily due to an increase in net interest income of  $683,000, offset by a decrease in non-interest income of  $440,000, an increase in non-interest expense of  $66,000, and an increase in tax expense of  $176,000 for the year ended December 31, 2018.
Interest Income.   Interest income increased $790,000, or 18.6%, to $5.0 million for the year ended December 31, 2018 from $4.3 million for the year ended December 31, 2017. This increase was primarily attributable to a $731,000 increase in interest income on loans and an increase of  $54,000 on other interest earning deposits. The average balance of loans during the year ended December 31, 2018 increased by $15.7 million, or 17.4%, from the average balance for the year ended December 31, 2017, while the average yield on loans increased by three basis points to 4.50% for the year ended December 31, 2018 from 4.47% for the year ended December 31, 2017. The increase in average yield on loans was due in large part to the rising interest rate environment. Interest income on interest-earning deposits, including certificates of deposit in other financial institutions and dividends on FHLB stock, increased $59,000, or 27.3%, for the year ended December 31, 2018, as a result of an increase in the average yield of 80 basis points, to 1.96%.
Interest Expense.   Total interest expense increased $107,000, or 16.1%, to $770,000 for the year ended December 31, 2018 from $663,000 for the year ended December 31, 2017. Interest expense on deposit accounts increased $108,000, or 16.3%, to $770,000 for the year ended December 31, 2018 from $662,000 for the year ended December 31, 2017. The increase was due primarily to an increase in the average cost of total interest-bearing deposits of eleven basis points to 0.78% for the year ended December 31, 2018 from 0.68% for the year ended December 31, 2017.
Interest expense on FHLB advances decreased $1,000, or 100.0%, to $0 for the year ended December 31, 2018 from $1,000 for the year ended December 31, 2017. The average balance of advances decreased by $16,000 to $2,000 for the year ended December 31, 2018, compared to $18,000 for the year ended December 31, 2017, while the average cost of this advance stayed static at 3.33%. The decrease in the average balance of advances resulted from the Bank paying off a FHLB-Cincinnati advance during the year ended December 31, 2018.
Net Interest Income.   Net interest income increased $683,000, or 19.0%, to $4.3 million for the year ended December 31, 2018, compared to $3.6 million for the year ended December 31, 2017. The increase reflected an increase in total interest and dividend income of  $790,000. Our net interest margin increased to 3.56% for the year ended December 31, 2018 from 3.30% for the year ended December 31, 2017. The interest rate spread and net interest margin were impacted by the addition to portfolio of higher yielding loans, offset by the effect of rising interest rates on other interest bearing deposits for the year ended December 31, 2018, compared to the year ended December 31, 2017.
Provision for Loan Losses.   Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a provision for loan losses of  $99,000 for the year ended December 31, 2018 and $102,000 for the year ended December 31, 2017. The allowance for loan losses was $1.2 million, or 0.96% of total loans, at December 31, 2018, compared to $1.2 million, or 1.12% of total loans, at December 31, 2017. The provisions for loan losses in 2018 and 2017 were due primarily to increases in our total loan portfolio and changes in the composition of the portfolio. Total non-performing loans were $740,000 at December 31, 2018, compared to $1.4 million at December 31, 2017. Classified and special mention loans were $1.7 million at December 31, 2018, compared to $2.5 million at December 31, 2017. Total loans past due 30 days or more were $1.2 million and $1.0 million at December 31, 2018 and 2017, respectively. Net charge-offs totaled $93,000 for the year ended December 31, 2018, compared to $58,000 for the year ended December 31, 2017.
Non-Interest Income.   Non-interest income decreased $440,000, or 20.3%, to $1.7 million for the year ended December 31, 2018 from $2.2 million for the year ended December 31, 2017. The decrease was primarily due to a decrease in the net gain on loan sales of  $434,000 for the year ended December 31, 2018.
Non-Interest Expense.   Non-interest expense increased $66,000, or 1.2%, to $5.5 million for the year ended December 31, 2018, compared to $5.4 million for the year ended December 31, 2017. The increase is reflective of increases in compensation and benefits and other expenses. Compensation and benefits increased by $138,000, or 4.2%, to $3.4 million for the year ended December 31, 2018 from $3.3 million for the year ended December 31, 2017. Legal and professional services increased $170,000, or 78.0%, to $388,000 for the year ended December 31, 2018 from $218,000 for the year ended December 31, 2017. Franchise and other taxes increased $111,000, or 102.8%, to $219,000 for the year ended December 31, 2018 from $108,000 for the year ended December 31, 2017. The increases in non-interest expense were offset by a decrease in charitable contribution expense in 2018, the result of a $500,000 charitable contribution made to the Eagle Savings Bank Charitable Foundation, a cost related to our conversion to a stock company that was recognized in the third quarter of 2017.
Increases in legal and professional services resulted from costs associated with operating as a public company and increased compensation costs related to implementation of our stock based benefit plans.
Federal Income Taxes.   Federal income taxes increased by $176,000 to a tax expense of  $94,000 for the year ended December 31, 2018, compared to tax benefit of  $82,000 for the year ended December 31, 2017. The reason for the small increase in tax expense despite the increase of income before income taxes of $180,000 was the result of the tax reform legislation at the end of 2017.

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
	At December 31, 2018	For the Year Ended December 31,
		2018			2017
	Yield/Cost	Average Outstanding Balance	Interest	Yield/Rate(1)	Average Outstanding Balance	Interest	Yield/Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans, net	4.45%	$106,051	$4,771	4.50%	$90,308	$4,040	4.47%
Other interest-earning assets	2.54	14,002	275	1.96	18,690	216	1.16
Total interest-earning assets	4.28	120,053	5,046	4.20	108,998	4,256	3.90
Non-interest-earning assets		13,966			14,559
Total assets		$134,019			$123,557
Interest-bearing liabilities:
Interest-bearing checking	0.16%	$18,339	28	0.15%	$18,870	25	0.13
Savings	0.14	17,287	25	0.14	16,241	24	0.15
Money market demand	0.22	18,825	42	0.22	20,683	47	0.23
Certificates of deposit	1.72	44,325	675	1.52	42,314	566	1.34
Total interest-bearing deposits	0.89	98,776	770	0.78	98,108	662	0.67
FHLB advances	3.33	2	—	3.33	18	1	3.33
Total interest-bearing liabilities	0.89	98,778	770	0.78	98,126	663	0.68
Other non-interest-bearing liabilities		7,616			6,768
Total liabilities		106,394			104,894
Shareholders’ Equity		27,625			18,663
Total liabilities and shareholders’ equity		$134,019			$123,557
Net interest income			$4,276			$3,593
Net interest rate spread(1)	3.39			3.42%			3.22%
Net interest-earning assets(2)		$21,275			$10,872
Net interest margin(3)				3.56%			3.30%
Average of interest-earning assets to interest-bearing liabilities		121.54%			111.08%

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
	Years Ended December 31, 2018 vs. 2017
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$704	$27	$731
Other interest-earning assets	(63)	122	59
Total interest-earning assets	641	149	790
Interest-bearing liabilities:
Interest-bearing checking	(1)	4	3
Savings	3	(2)	1
Money market demand	(3)	(2)	(5)
Certificates of deposit	27	82	109
Total deposits	26	82	108
FHLB advances	(8)	7	(1)
Total interest-bearing liabilities	18	89	107
Change in net interest income	$623	$60	$683

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
The table below sets forth, as of December 31, 2018, the calculation of the estimated changes in our net portfolio value that would result from the specified immediate changes in interest rates.
				NPV as a Percentage of Present Value of Assets(3)
Change in Interest Rates (basis points)(1)	Estimated NPV(2)	Estimated Increase (Decrease) in NPV		NPV Ratio(4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$31,671	$(8,559)	(21.28)%	24.10%	(497)
+200	34,332	(5,898)	(14.66)%	25.68%	(339)
+100	37,156	(3,074)	(7.64)%	27.32%	(175)
—	40,230	—	—	29.07%	—
-100	39,161	(1,069)	(2.66)%	27.79%	(128)

(1)
Assumes an immediate uniform change in interest rates at all maturities.

(2)
NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)
NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2018, in the event of an instantaneous parallel 100 basis point decrease in interest rates, we would experience a 2.7% decrease in net portfolio value. In the event of an instantaneous 100 basis point increase in interest rates, we would experience a 7.6% decrease in net portfolio value. The net portfolio value as calculated in our model decreases in both rising and falling interest rate environments. The value of assets move inversely to interest rates while the value of liabilities move directly with interest rates. In a rising interest rate environment, the economic value of assets would decrease while liabilities would increase. In a falling interest rate environment, the increase in economic value for deposits (i.e., the value of our liabilities) would exceed that of loans. Due to the historically low current interest rate environment, the discount rate applied to the deposits drive the economic value higher while cash flows are stable.

Net Interest Income Analysis.   We analyze our sensitivity to changes in interest rates through our net interest income simulation model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2018 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income.
Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.
Rate Shift(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$4,084	(20.42)%
+300	4,368	(14.89)%
+200	4,628	(9.82)%
+100	4,885	(4.82)%
Level	5,132	—
-100	4,914	(4.25)%

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
Liquidity and Capital Resources
Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and proceeds from the sale of loans. We also have the ability to borrow from the FHLB-Cincinnati. At December 31, 2018, we had the capacity to borrow approximately $54.4 million from the FHLB-Cincinnati. At December 31, 2018, we had no outstanding advances from the FHLB-Cincinnati.
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
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.5 million for the year ended December 31, 2018, while net cash used in operating activities was $396,000 for the year ended December 31, 2017, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loans, was $15.6 million for the year ended December 31, 2018, while the net cash used in investing activities was $18.5 million for the year ended December 31, 2017, respectively. Net cash provided by financing activities, consisting primarily of a net increase in deposits was $5.2 million and $14.6 million for the years ended December 31, 2018 and 2017, respectively.
We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.
At December 31, 2018, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of  $20.8 million, or 15.2% of adjusted total assets, which is above the well-capitalized required level of  $6.9 million, or 5.0%; and total risk-based capital of  $22.0 million, or 16.9% of risk-weighted assets, which is above the well-capitalized required level of  $13.1 million, or 10.0%. Accordingly, Eagle Savings Bank was categorized as well capitalized at December 31, 2018 and 2017. Management is not aware of any conditions or events since the most recent notification that would change our category.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Commitments.   As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2018, we had outstanding commitments to originate loans of  $25.5 million, including undisbursed funds on construction loans and funds available on undrawn lines of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature within one year from December 31, 2018 totaled $27.8 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.
Contractual Obligations.   In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.
Recent Accounting Pronouncements
Please refer to Note 19 to the Financial Statements for the years ended December 31, 2018 and 2017 contained elsewhere in this Annual Report for a description of recent accounting pronouncements that may affect our financial condition and results of operations.
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

ITEM 8.   Financial Statements and Supplementary Data
* * *

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors and Audit Committee
Eagle Financial Bancorp, Inc.
Cincinnati, Ohio
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eagle Financial Bancorp, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Cincinnati, Ohio
March 27, 2019

Eagle Financial Bancorp, Inc.
Consolidated Balance Sheets
December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)
	December 31,
	2018	2017
Assets
Cash and due from banks	$471	$519
Federal Reserve Bank and Federal Home Loan Bank (FHLB) demand accounts	6,963	14,831
Cash and cash equivalents	7,434	15,350
Interest-bearing time deposits in other banks	3,486	5,079
Loans held for sale	1,827	3,336
Loans, net of allowance for loan losses of $1,187 and $1,181 for 2018 and 2017, respectively	113,317	96,529
Premises and equipment – at depreciated cost	4,210	4,361
FHLB stock – at cost	754	736
Foreclosed real estate held for sale, net	217	—
Bank-owned life insurance (BOLI)	1,958	1,912
FHLB lender risk account receivable	3,377	3,168
Accrued interest receivable	354	287
Prepaid federal income taxes	—	37
Other assets	151	287
Total assets	$137,085	$131,082
Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$5,878	$4,032
Interest-bearing	100,491	97,086
Total deposits	106,369	101,118
FHLB advances	—	9
Advances from borrowers for taxes and insurance	950	866
Accrued interest payable	1	1
Accrued supplemental retirement plans	1,301	1,079
Accrued federal income tax	182	—
Deferred federal tax liability	131	315
Other liabilities	377	357
Total liabilities	109,311	103,745
Shareholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2018 and 2017; issued 1,654,758 and 1,612,808 at December 31, 2018 and 2017; outstanding 1,649,758 and 1,612,808 at December 31, 2018 and 2017	16	16
Additional paid-in capital	14,836	14,730
Retained earnings	14,161	13,817
Treasury stock, at cost 5,000 shares and 0 shares at December 31, 2018 and 2017	(78)	—
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(1,161)	(1,226)
Total shareholders’ equity	27,774	27,337
Total liabilities and shareholders’ equity	$137,085	$131,082

See Notes to the Consolidated Financial Statements

Eagle Financial Bancorp, Inc.
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)
	2018	2017
Interest and Dividend Income
Interest earned on loans	$4,771	$4,040
Dividends on FHLB stock	45	40
Other interest-earning deposits	230	176
Total interest and dividend income	5,046	4,256
Interest Expense
Interest on deposits	770	662
FHLB advances	—	1
Total interest expense	770	663
Net Interest Income	4,276	3,593
Provision for Loan Losses	99	102
Net Interest Income After Provision for Loan Losses	4,177	3,491
Noninterest Income
Net gains on loan sales	1,496	1,930
Other service charges and fees	186	195
Income from BOLI	46	47
Other Income	4	—
Total noninterest income	1,732	2,172
Noninterest Expense
Compensation and benefits	3,433	3,295
Occupancy and equipment, net	253	242
Data processing	304	370
Legal and professional services	388	218
FDIC premium expense	37	27
Foreclosed real estate impairments and expenses, net	14	9
Franchise and other taxes	219	108
Advertising	104	121
ATM processing expense	83	85
Charitable contribution expense	9	511
Other expenses	627	419
Total noninterest expense	5,471	5,405
Income Before Income Taxes	438	258
Income Taxes
Current	278	157
Deferred	(184)	(239)
Total income taxes (benefits)	94	(82)
Net Income and Comprehensive Income	$344	$340
Earnings per share – basic	$0.23	$0.51
Earnings per share – diluted	$0.23	$0.51
Weighted-average shares outstanding – basic	1,493,608	666,710
Weighted-average shares outstanding – diluted	1,493,608	666,710

See Notes to the Consolidated Financial Statements

Eagle Financial Bancorp, Inc.
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Total
Balance at January 1, 2017	$—	$—	$13,477	$—	$—	$13,477
Net income	—	—	340	—	—	340
Proceeds from issuance of 1,612,808 shares of common stock	16	14,689	—	—	(1,290)	13,415
ESOP shares earned	—	41	—	—	64	105
Balance at December 31, 2017	$16	$14,730	$13,817	$—	$(1,226)	$27,337
Net income	—	—	344	—	—	344
ESOP shares earned	—	38	—	—	65	103
Stock based compensation expense	—	68	—	—	—	68
Repurchase of common stock	—	—	—	(78)	—	(78)
Balance at December 31, 2018	$16	$14,836	$14,161	$(78)	$(1,161)	$27,774

See Notes to the Consolidated Financial Statements

Eagle Financial Bancorp, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)
	2018	2017
Operating Activities
Net income	$344	$340
Items not requiring (providing) cash:
Depreciation and amortization	248	167
Proceeds on sale of loans in the secondary market	54,036	68,006
Loans originated for sale in the secondary market	(51,031)	(66,680)
Gain on sale of loans	(1,496)	(1,930)
Provision for loan losses	99	102
Loss on sale of foreclosed real estate	1	3
Deferred federal tax liability	(184)	(239)
Increase in cash surrender value of BOLI	(46)	(47)
Impairment on foreclosed real estate	—	3
Stock based compensation expense	68	—
ESOP compensation expense	103	105
Changes in:
FHLB lender risk account receivable	(209)	(470)
Accrued interest receivable	(67)	(17)
Other assets and prepaid federal income taxes	173	(22)
Accrued federal income taxes	182	—
Accrued supplemental retirement plans	222	211
Accrued expenses and other liabilities	20	72
Net cash flows provided by (used in) operating activities	2,463	(396)
Investing Activities
Net (increase) decrease in interest-bearing time deposits in other banks	1,593	(4,733)
Net increase in loans	(17,189)	(13,557)
Purchase of FHLB stock	(18)	(8)
Purchase of premises and equipment	(58)	(214)
Proceeds from sale of foreclosed real estate	45	49
Net cash used in investing activities	(15,627)	(18,463)
Financing Activities
Net increase in deposits	5,251	1,074
Repayment of FHLB advances	(9)	(19)
Proceeds from issuance of common stock, net of offering costs	—	13,415
Repurchase of common stock	(78)	—
Net increase in advances from borrowers for taxes and insurance	84	150
Net cash provided by financing activities	5,248	14,620
Decrease in Cash and Cash Equivalents	(7,916)	(4,239)
Cash and Cash Equivalents, Beginning of Year	15,350	19,589
Cash and Cash Equivalents, End of Year	$7,434	$15,350
Supplemental Cash Flows Information:
Interest paid	$770	$663
Income taxes paid	60	120
Transfers to foreclosed assets held for sale	263	—
See Notes to the Consolidated Financial Statements

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)
Note 1: Nature of Operations and Summary of Significant Accounting Policies
General
Eagle Financial Bancorp, Inc. (the “Company”), a Maryland corporation and registered bank holding company, was formed on February 21, 2017 to become the bank holding company for Eagle Savings Bank (the “Bank”). The Bank, an Ohio chartered savings and loan association, completed its mutual-to-stock conversion on July 20, 2017. In connection with the Bank’s conversion, the Company acquired 100% ownership of the Bank and the Company offered and sold 1,572,808 shares of its common stock at $10.00 per share, for gross offering proceeds of  $15,728. The cost of the conversion and issuance of common stock was approximately $1,423, which was deducted from the gross offering proceeds. The Company also contributed 40,000 shares of its common stock and $100,000 of cash to Eagle Savings Bank Charitable Foundation (the “Foundation”), a charitable foundation formed in connection with the Bank’s conversion. The Bank’s employee stock ownership plan (“ESOP”) purchased 129,024 shares of the common stock sold by the Company, which was 8% of the 1,612,808 shares of common stock issued by the Company, including the shares contributed to the Foundation. The ESOP purchased the shares using a loan from the Company. The Company contributed $7,153 of the net proceeds from the offering to the Bank, loaned $1,290 of the net proceeds to the ESOP, contributed $100 to the Foundation and retained approximately $5,763 of the net proceeds.
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
Basis of Presentation and Consolidation
The consolidated financial statements as of and for the year ended December 31, 2018 include Eagle Financial Bancorp, Inc. and its wholly-owned subsidiary, Eagle Savings Bank, together referred to as “the Company”. Intercompany transactions and balances have been eliminated in consolidation.
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
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-earning deposits in other financial institutions. The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.
From time to time, the Bank’s cash accounts may exceed the FDIC’s insured limit of  $250. Management considers the risk of loss to be very low and management monitors the account balance and periodically assesses the financial condition of its correspondent banks. At December 31, 2018 and 2017, the Company’s funds in banks, exceeded federally insured limits by $6,497 and $14,034, respectively.
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
Realized gains or losses on sales of securities are recognized using the specific identification method. There were no investment securities at December 31, 2018 and 2017.
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
All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

When cash payments are received on impaired loans in each loan class, the Company records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan. Troubled debt restructured loans recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms, no principal reduction has been granted and the loan has demonstrated the ability to perform in accordance with the renegotiated terms for a period of at least six consecutive months.
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

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

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
No long-lived asset impairment was recognized during the years ended December 31, 2018 and 2017.
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

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

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
Accrued interest receivable was as follows:
	December 31,
	2018	2017
Loans	$338	$272
FHLB stock and other	16	15
	$354	$287

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
The Company recognizes interest and penalties on income taxes as a component of income tax expense. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2015. At December 31, 2018 and 2017, the Company had no uncertain income tax positions.

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

Stock Options and Restricted Stock Awards Plan
The cost of employee services received in exchange for stock option grants is the grant-date fair value of the awards estimated using an option pricing model. The Company uses a Black-Scholes pricing model and related assumptions for estimating the fair value of stock option grants. The compensation costs for restricted stock awards is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted. The impact of forfeitures on compensation cost is recognized in the period the award is forfeited. The estimated cost is recognized on a straight-line basis over the period the employee is required to provide services in exchange for the awards.
Treasury Stock
Common shares repurchased are at related cost. Cost of shares retired or reissued is determined using the weighted-average method.
Note 2: Earnings per Share
Basic earnings per common share (“EPS”) allocated to common shareholders is calculated using the two-class method and is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“the ESOP”) are shown as a reduction in stockholder’s equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released. Diluted earnings per share is adjusted for the dilutive effects of stock based compensation and is calculated using the two-class method or the treasury method. There were no dilutive effects at December 31, 2018 or 2017.
The computation for the years ended December 31, 2018 and December 31, 2017 are as follows:
	Year Ended December 31, 2018	Year Ended December 31, 2017
Net Income	$344	$340
Less allocation of earnings to participating securities	2	—
Net income allocated to common shareholders	$342	$340
Shares Outstanding for basic earnings per common share:
Weighted Average shares outstanding:	1,612,714	724,659
Less: Average Unearned ESOP shares:	119,106	57,949
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	1,493,608	666,710
Basic earnings per common share:	$0.23	$0.51
Effect of dilutive securities:
Stock Options	—	—
Weighted average number of shares outstanding used in the calculation of dilutive earnings per common share	1,493,608	666,710
Diluted earnings per common share:	$0.23	$0.51

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

Note 3: Loans and Allowance for Loan Losses
The composition of the loan portfolio at December 31 was as follows:
	December 31,
	2018	2017
Residential mortgage loans	$67,169	$53,682
Commercial real estate and land loans	17,587	13,739
Home equity and other consumer	13,773	12,570
Residential construction loans	11,756	10,362
Residential mortgage loans, non-owner occupied	6,464	7,082
Multi-family real estate loans	1,185	2,084
Commercial loans	6,041	5,536
	123,975	105,055
Net deferred loan costs	14	66
Loans in process	(9,485)	(7,411)
Allowance for loan losses	(1,187)	(1,181)
Net loans	$113,317	$96,529

Loans serviced for the benefit of others at December 31, 2018 and 2017 amounted to $1,816 and $2,166, respectively. Loans in process relates to primarily residential mortgage loans.
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
For the years ended December 31, 2018 and 2017
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
The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2018 and 2017:
December 31, 2018	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of year	$283	$199	$276	$116	$122	$25	$160	$1,181
Provision charged to expense	146	129	44	12	(82)	(11)	(139)	99
Losses charged off	(35)	(68)	(7)	—	—	—	—	(110)
Recoveries	15	—	—	—	2	—	—	17
Balance, end of year	$409	$260	$313	$128	$42	$14	$21	$1,187
Ending balance: individually evaluated for impairment	$3	$—	$—	$—	$—	$—	$—	$3
Ending balance: collectively evaluated for impairment	$406	$260	$313	$128	$42	$14	$21	$1,184
Loans:
Ending balance	$67,169	$17,587	$13,773	$11,756	$6,464	$1,185	$6,041	$123,975
Ending balance: individually evaluated for impairment	$74	$—	$43	$—	$190	$—	$—	$307
Ending balance: collectively evaluated for impairment	$67,095	$17,587	$13,730	$11,756	$6,274	$1,185	$6,041	$123,668

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

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
For the years ended December 31, 2018 and 2017
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
The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2018 and 2017:
December 31, 2018	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
Rating
Satisfactory (5 – 8)	$66,074	$17,390	$13,552	$11,756	$6,442	$1,185	$5,868	$122,267
Special mention(1)	—	—	—	—	—	—	—	—
Substandard(2)	1,095	197	221	—	22	—	173	1,708
Doubtful(3)	—	—	—	—	—	—	—	—
Loss(4)	—	—	—	—	—	—	—	—
Total	$67,169	$17,587	$13,773	$11,756	$6,464	$1,185	$6,041	$123,975

December 31, 2017	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
Rating
Satisfactory (5 – 8)	$52,948	$13,212	$12,411	$10,362	$6,508	$2,084	$5,039	$102,564
Special mention(1)	—	—	—	—	—	—	—	—
Substandard(2)	734	527	159	—	574	—	497	2,491
Doubtful(3)	—	—	—	—	—	—	—	—
Loss(4)	—	—	—	—	—	—	—	—
Total	$53,682	$13,739	$12,570	$10,362	$7,082	$2,084	$5,536	$105,055

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2018 and 2017:
December 31, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
Residential mortgage loans	$86	$—	$362	$448	$66,721	$67,169	$—
Commercial real estate and land loans	—	—	—	—	17,587	17,587	—
Home equity and other consumer	37	18	71	126	13,647	13,773	—
Residential construction loans	—	—	—	—	11,756	11,756	—
Residential mortgage loans, non-owner occupied	493	—	—	493	5,971	6,464	—
Multi-family real estate loans	—	—	—	—	1,185	1,185	—
Commercial loans	125	—	—	125	5,916	6,041	—
Total	$741	$18	$433	$1,192	$122,783	$123,975	$—

December 31, 2017	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
Residential mortgage loans	$173	$—	$634	$807	$52,875	$53,682	$—
Commercial real estate and land loans	—	—	157	157	13,582	13,739	—
Home equity and other consumer	39	—	—	39	12,531	12,570	—
Residential construction loans	—	—	—	—	10,362	10,362	—
Residential mortgage loans, non-owner occupied	—	—	—	—	7,082	7,082	—
Multi-family real estate loans	—	—	—	—	2,084	2,084	—
Commercial loans	—	—	—	—	5,536	5,536	—
Total	$212	$—	$791	$1,003	$104,052	$105,055	$—

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

The following tables present impaired loans as of December 31, 2018 and 2017:
December 31, 2018	Recorded Balance	Unpaid Principal Balance	Allocated Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without an allocated allowance:
Residential mortgage loans	$—	$—	$—	$—	$—
Commercial real estate and land loans	—	—	—	108	—
Home equity and other consumer	43	43	—	36	1
Residential construction loans	—	—	—	—	—
Residential mortgage loans, non-owner occupied	190	190	—	192	10
Multi-family real estate loans	—	—	—	—	—
Commercial loans	—	—	—	125	9
Loans with an allocated allowance:
Residential mortgage loans	74	74	3	103	4
Commercial real estate and land loans	—	—	—	—	—
Home equity and other consumer	—	—	—	—	—
Residential construction loans	—	—	—	—	—
Residential mortgage loans, non-owner occupied	—	—	—	—	—
Multi-family real estate loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Total	$307	$307	$3	$564	$24

December 31, 2017	Recorded Balance	Unpaid Principal Balance	Allocated Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without an allocated allowance:
Residential mortgage loans	$—	$—	$—	$—	$—
Commercial real estate and land loans	—	—	—	—	—
Home equity and other consumer	—	—	—	—	—
Residential construction loans	—	—	—	—	—
Residential mortgage loans, non-owner occupied	—	—	—	—	—
Multi-family real estate loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Loans with an allocated allowance:
Residential mortgage loans	142	142	22	143	7
Commercial real estate and land loans	157	157	10	192	1
Home equity and other consumer	—	—	—	—	—
Residential construction loans	—	—	—	—	—
Residential mortgage loans, non-owner occupied	196	196	32	199	13
Multi-family real estate loans	—	—	—	—	3
Commercial loans	300	300	138	313	17
Total	$795	$795	$202	$847	$41

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

Interest income recognized is not materially different than interest income that would have been recognized on a cash basis.
The following table presents the Company’s nonaccrual loans at December 31, 2018 and 2017. This table excludes performing troubled debt restructurings.
	December 31,
	2017	2017
Residential mortgage loans	$362	$634
Commercial real estate and land loans	—	157
Home equity and other consumer	71	—
Residential construction loans	—	—
Residential mortgage loans, non-owner occupied	—	—
Multi-family real estate loans	—	—
Commercial loans	—	—
Total	$433	$791

Following is a summary of troubled debt restructurings at December 31, 2018 and 2017:
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
During the Year Ended December 31, 2018:
Residential mortgage loans	—	—	—
Commercial real estate and land loans	—	—	—
Home equity and other consumer	2	45	45
Residential construction loans	—	—	—
Residential mortgage loans, non-owner occupied	—	—	—
Multi-family real estate loans	—	—	—
Commercial loans	—	—	—
	Number of Contracts	Recorded Investment
At December 31, 2018:
Residential mortgage loans	1	$74
Commercial real estate and land loans	—	—
Home equity and other consumer	2	43
Residential construction loans	—	—
Residential mortgage loans, non-owner occupied	4	190
Multi-family real estate loans	—	—
Commercial loans	—	—
	7	$307

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

	Number of Contracts	Recorded Investment
At December 31, 2017:
Residential mortgage loans	1	$77
Commercial real estate and land loans	—	—
Home equity and other consumer	—	—
Residential construction loans	—	—
Residential mortgage loans, non-owner occupied	4	196
Multi-family real estate loans	—	—
Commercial loans	1	300
	6	$573

As of December 31, 2018, the Company had total troubled debt restructurings of  $307. There were five residential mortgage loans and residential non-owner occupied loans totaling $264 in troubled debt restructurings with the largest totaling $190. The remaining $43 in troubled debt restructurings consisted of two home equity loans. As of December 31, 2017, the Company had total troubled debt restructurings of $573. There were five residential mortgage loans and residential non-owner occupied loans totaling $273 in troubled debt restructurings with the largest totaling $195. The remaining $300 in troubled debt restructurings consisted of one commercial loan. These loans were modified due to short term concessions. The Company made no commitments to lend additional funds to these debtors owing receivables whose terms have been modified in troubled debt restructurings.
During the years ended December 31, 2018 there were two loans modified as troubled debt restructurings totaling $45. Both loans were second mortgages for $33 and $12 that were modified for rate and term. During the year ended December 31, 2017 there were no loans modified as troubled debt restructurings.
Loans to executive officers, directors and their affiliates of the Company for the years ended December 31, 2018 and 2017 are summarized as follows:
	December 31,
	2018	2017
Balance, beginning of year	$89	$100
Loan disbursements	—	—
Principal repayments	(10)	(11)
Balance, end of year	$79	$89

At December 31, 2018 and 2017, there was an additional $33 and $27 in available credit on loans to executive officers, directors and their affiliates.
In management’s opinion, such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

Note 4: Premises and Equipment
Major classifications of premises and equipment, stated at cost, at December 31, 2018 and 2017, are as follows:
	December 31,
	2018	2017
Land	$1,169	$1,169
Buildings and improvements	3,629	3,627
Furniture, fixtures and equipment	1,812	1,756
	6,610	6,552
Less accumulated depreciation	2,400	2,191
Net premises and equipment	$4,210	$4,361

Depreciation expense for the years ended December 31, 2018 and 2017 was $209 and $193, respectively.
Note 5: FHLB Lender Risk Account (LRA) Receivable
The Company has an established LRA with the FHLB of Cincinnati consisting of amounts withheld from loan sale proceeds by the FHLB for absorbing inherent losses that are probable on sold loans. The funds withheld to settle these inherent losses that are probable totaled $5,881 and $5,774 at December 31, 2018 and 2017, respectively; however, these receivables are recorded at fair value at the time of sale, which includes consideration for inherent losses that are probable. In the event that the credit losses do not exceed the withheld funds, the LRA agreements provide for payment of these funds from the FHLB to the Company in 26 annual installments, beginning five years after the sale date. The carrying value of the LRA totaled $3,377 and $3,168 at December 31, 2018 and 2017, respectively.
Note 6: Foreclosed Real Estate Held for Sale, Net
Foreclosed real estate held for sale, net is summarized as follows:
	December 31,
	2018	2017
Commercial real estate	$127	$—
Owner-occupied residential real estate	90	—
	$217	$—

At December 31, 2018 foreclosed real estate included one owner-occupied residential property totaling $90, and one commercial real estate property totaling $127. At December 31, 2017, there was no foreclosed real estate.
Activity in foreclosed real estate held for sale, net is summarized as follows:
	December 31,
	2018	2017
Balance, beginning of year	$—	$55
Foreclosures	263	—
Proceeds from sale	(45)	(49)
Loans to facilitate sales	—	—
Impairment	—	(3)
Loss on sale	(1)	(3)
Balance, end of year	$217	$—

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

Note 7: Deposits
Deposits are summarized as follows:
Description and weighted-average interest rates:
	December 31,
	2018	2017
Non-interest bearing checking accounts
2018 – 0.00%	$5,878
2017 – 0.00%		$4,032
Interest bearing checking accounts
2018 – 0.16%	19,909
2017 – 0.16%		18,579
Savings accounts
2018 – 0.14%	17,010
2017 – 0.15%		16,848
Money market demand accounts
2018 – 0.22%	17,074
2017 – 0.23%		19,956
Total checking, savings and money market deposits	59,871	59,415
Certificates of deposits
0.00 – 0.99%	5,506	11,421
1.00 – 1.99%	31,681	26,895
2.00 – 2.99%	9,311	3,387
Total certificates – average rate 1.72% and 1.37%	46,498	41,703
Total deposits – average rate 0.85% and 0.64%	$106,369	$101,118

At December 31, 2018, the scheduled maturities of certificates of deposits are summarized as follows:
December 31, 2018
2019	$27,801
2020	9,004
2021	6,778
2022	1,833
2023	1,082
$46,498

Certificates of deposits in denominations of  $250 or more were $4,491 and $3,513 at December 31, 2018 and 2017, respectively. There were no brokered deposits at December 31, 2018 and 2017. Under the Federal Deposit Insurance Act and the FDIC’s implementing regulations, $250 is the standard maximum deposit insurance amount for deposits in an insured depository institution that are maintained in the same ownership right and capacity. Deposits maintained in different rights and capacities are insured separately from each other.
Deposits from executive officers, directors and affiliates held by the Bank at December 31, 2018 and 2017 totaled $866 and $690, respectively.

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

Interest expense on deposits is summarized as follows:
	Years Ended December 31,
	2018	2017
Checking accounts	$28	$25
Savings accounts	25	24
Money market demand accounts	42	47
Certificates of deposits	675	566
	$770	$662

Note 8: FHLB Advances
Federal Home Loan Bank advances are summarized as follows:
		December 31,
Maturity Date	Interest Rate	2018	2017
2018	3.33%	$—	$9

The Bank had no advances from the Federal Home Loan Bank at December, 31 2018. Advances from the Federal Home Loan Bank were fixed rate at December, 31 2017. The Federal Home Loan Bank advances are secured by mortgage loans totaling $72,140 and $59,517 at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, the Bank had the capacity to increase advances from the Federal Home Loan Bank at those dates by approximately $54,413 and $46,290, respectively.
At both December 31, 2018 and 2017, the Bank had an unused line of credit with the Federal Home Loan Bank of  $10,000.
Note 9: Income Taxes
The provision for income taxes includes these components:
	Years Ended December 31,
	2018	2017
Federal taxes currently payable	$278	$157
Federal deferred income taxes	(184)	(239)
Federal income tax (benefit) expense	$94	$(82)

In lieu of state income taxes, the Company pays a franchise tax. Franchise taxes for 2018 and 2017 were $219 and $108, respectively.

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

A reconciliation of federal income tax expense at the statutory rate to the Company’s actual federal income tax expense is shown below:
	Years Ended December 31,
	2018	2017
Computed at the statutory rate of 21% and 34%	$92	$88
Increase (decrease) resulting from
Tax-exempt BOLI income	(10)	(16)
Incentive Stock Options	4	—
ESOP	13	36
Other	(5)	5
Tax reform adjustment	—	(195)
Actual federal income tax (benefit) expense	$94	$(82)

The tax effects of temporary differences related to the deferred federal tax liability shown on the balance sheets were:
	December 31,
	2018	2017
Deferred tax assets
Allowance for loan losses	$249	$248
Deferred compensation	237	190
Charitable contributions	66	96
Non-Incentive Stock Options	2	—
Other assets	6	16
	560	550
Deferred tax liabilities
FHLB stock basis difference	(87)	(87)
Depreciation	(103)	(113)
Restricted stock and 83B elections	(2)	—
FHLB lender risk account receivable	(499)	(665)
	(691)	(865)
Net deferred federal tax liability	$(131)	$(315)

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

Retained earnings at December 31, 2018 and 2017, includes approximately $577, for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred federal income tax liabilities on the preceding amount that would have been recorded if they were expected to reverse into taxable income in the foreseeable future was approximately $121 at December 31, 2018 and 2017.
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
Quantitative measures established by regulatory reporting standards, to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital (as defined), Tier I capital (as defined) and common equity Tier 1capital (as defined) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2018 and 2017, that the Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2018 and 2017, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier 1 risk-based capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
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
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

The Bank’s actual capital amounts and ratios are presented in the following tables (minimum capital requirements exclude the capital conservation buffer):
	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2018:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$20,849
Allowance for loan losses	1,187
Total risk-based capital (to risk-weighted assets)	$22,036	16.9%	$10,459	8.0%	$13,074	10.0%
Tier I capital (to risk-weighted assets)	20,849	15.9%	7,844	6.0%	10,459	8.0%
Common equity Tier I capital (to risk-weighted assets)	20,849	15.9%	5,883	4.5%	8,498	6.5%
Tier I capital (to adjusted total assets)	20,849	15.2%	5,495	4.0%	6,868	5.0%
	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2017:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$20,197
Allowance for loan losses	1,181
Total risk-based capital (to risk-weighted assets)	$21,378	18.0%	$9,498	8.0%	$11,873	10.0%
Tier I capital (to risk-weighted assets)	20,197	17.0%	7,124	6.0%	9,498	8.0%
Common equity Tier I capital (to risk-weighted assets)	20,197	17.0%	5,343	4.5%	7,717	6.5%
Tier I capital (to adjusted total assets)	20,197	15.6%	5,187	4.0%	6,484	5.0%
Note 11: Employee Benefits
The Company has supplemental retirement plans for directors, certain senior officers and key employees. Participants in the directors plan, shall be fully vested upon retirement and will receive an annual benefit for five years equal to $1 for each year of service provided by the director to the Company. Participants in the plan for certain senior officers and key employees, upon retirement, will receive annually, for fifteen years, 45% of their final three-year annual base salary amount average. The plans are uniquely designed for each participant. The charge to expense for 2018 and 2017 for both plans was approximately $222 and $211, respectively. Such charges reflect the straight-line accrual over the period until full eligibility date at normal retirement of 66 years of age of the present value of benefits due each participant, using a 5% discount factor at both December 31, 2018 and December 31, 2017. The resulting liability at December 31, 2018 and 2017 for both plans was approximately $1,301 and $1,079, respectively. The Company purchased life insurance on the participants. The cash surrender value of such insurance was $1,958 and $1,912 at December 31, 2018 and 2017, respectively.
The Bank has a 401(k) profit-sharing plan covering substantially all employees who have attained the age of 21 and have completed one year of eligibility service. The Company may, in its sole discretion, make a matched employee contribution during the plan year in an amount as determined by the Company. The Internal Revenue Code may also further restrict matching contributions for highly compensated employees. The Company may, in its sole discretion, make a Profit Sharing Contribution to the Profit Sharing Plan. Employees will be eligible to receive an allocation if they have completed at least 1000 hours of service

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

during the Plan Year and are employed by the Company on the last day of the Plan Year. Profit Sharing Contributions will be allocated to the Profit Sharing Contribution Accounts of each Participant eligible to share in such allocation after the end of the Plan Year. The Company’s contributions to the plan are determined annually by the Board of Directors. Contributions to the plan were $65 and $54 for the years ended December 31, 2018 and 2017, respectively.
Note 12: Equity Incentive Plan
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
In September 2018, the Company granted stock options for 32,255 shares to members of the Board of Directors. Awards under the Plan were granted with a vesting rate not exceeding twenty percent (20%) per year for five years. Options granted in September 2018 have an exercise price $15.89, as determined on the grant date and expire ten years from the grant date.
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
The weighted average grant-date fair value of options granted in September 2018 was $5.57 per share.
In October 2018, the Company granted stock options for 69,356 shares to Executive Officers of the Company. Awards under the Plan were granted with a vesting rate not exceeding twenty percent (20%) per year for five years. Options granted in October 2018 have an exercise price $15.75, as determined on the grant date and expire ten years from the grant date.
The fair value was calculated using the Black-Scholes model for stock options granted in September 2018 using the following assumptions: expected volatility of 24.63%, a risk free interest rate of 3.14%, and an expected term of 7.5 years. The Company utilized the simplified method to determine the expected term because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
The weighted average grant-date fair value of options granted in October 2018 was $5.59 per share.
At December 31, 2018, no stock options were exercisable.
In September 2018, the Company awarded 12,900 restricted shares to members of the Board of Directors. The restricted stock awards have a five year vesting period. During the restricted period, the holder is entitled to full voting rights and dividends, thus are considered participating securities.

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

In October 2018, the Company awarded 29,050 restricted shares to Executive Officers and other employees of the Company. The restricted stock awards have a five year vesting period. During the restricted period, the holder is entitled to full voting rights and dividends, thus are considered participating securities.
Total compensation cost recognized in the income statement for share-based payment arrangements during 2018 was $68.
As of December 31, 2018, there was approximately $1,162 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a remaining weighted-average period of 5 years.
Note 13: Employee Stock Ownership Plan
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
The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $102,000, and $105,000 for the years ended December 31, 2018 and 2017, respectively.
A summary of the ESOP shares as of December 31 are as follows:
	Year Ended December 31, 2018	Year Ended December 31, 2017
Shares released to participants	6,451	0
Shares allocated to participants	6,451	6,451
Unreleased shares	116,122	122,573
Total	129,024	129,024
Fair Value of unreleased shares	$1,761,571	$1,982,005

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

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

Note 14: Operating Leases (Lessee)
The Company has a noncancellable operating lease for a branch that expires in 2020. This lease contains one option to extend the lease for a period of five years. Rental expense for this lease was $44, and $45 for both years ended December 31, 2018 and 2017.
Future minimum lease payments under operating leases at December 31, 2018 are:
2019	38
2020	32
Total minimum lease payments	$70

Note 15: Operating Leases (Lessor)
The Company has entered into agreements as lessor for office space for its main corporate building. The leases all have an initial term of five years with options to renew at various terms. Rental income for these leases, included in occupancy and equipment, net of noninterest expense, was approximately $177 and $178 for the years ended December 31, 2018 and 2017, respectively.
Future minimum payments to be received at December 31, 2018 are:
2019	153
2020	114
2021	63
2022	30
Total minimum lease receipts	$360

Note 16: Disclosures About Fair Value of Assets and Liabilities
ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also specifies a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

Nonrecurring Measurements
The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2018 and 2017:
		Fair Value Measurements Using
December 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$71	$—	$—	$71
		Fair Value Measurements Using
December 31, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$593	$—	$—	$593
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
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements.
	Fair Value at 12/31/2018	Valuation Technique	Unobservable Inputs	Range
Impaired loans (collateral dependent)	$71	Market comparable properties	Marketability discount	10% – 15%
	Fair Value at 12/31/2017	Valuation Technique	Unobservable Inputs	Range
Impaired loans (collateral dependent)	$593	Market comparable properties	Marketability discount	10% – 15%

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheet at amounts other than fair value.
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
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit
The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to sell securities is estimated based on current market prices for securities of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2018 and 2017, the fair value of such commitments was not material.
The following tables present estimated fair values of the Company’s financial instruments at December 31, 2018 and 2017.
December 31, 2018	Carrying Amount	Fair Value	Fair Value Measurements Using
			(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$7,434	$7,434	$7,434	$—	$—
Interest-bearing time deposits	3,486	3,486	3,486	—	—
Loans held for sale	1,827	1,827	—	—	1,827
Loans, net of allowance for losses	113,317	114,248	—	—	114,248
FHLB stock	754	754	—	754	—
FHLB lender risk account receivable	3,377	3,294	—	—	3,294
Interest receivable	354	354	—	354	—
Financial Liabilities
Deposits	106,369	105,829	59,872	45,957	—
FHLB advances	—	—	—	—	—
Advances from borrowers for taxes and insurance	950	950	—	950	—
Interest payable	1	1	—	1	—
December 31, 2017	Carrying Amount	Fair Value	Fair Value Measurements Using
			(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$15,350	$15,350	$15,350	$—	$—
Interest-bearing time deposits	5,079	5,079	5,079	—	—
Loans held for sale	3,336	3,336	—	—	3,336
Loans, net of allowance for losses	96,529	98,470	—	—	98,470
FHLB stock	736	736	—	736	—
FHLB lender risk account receivable	3,168	3,174	—	—	3,174
Interest receivable	287	287	—	287	—
Financial Liabilities
Deposits	101,118	100,728	59,415	41,313	—
FHLB advances	9	9	—	9	—
Advances from borrowers for taxes and insurance	866	866	—	866	—
Interest payable	1	1	—	1	—

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

Note 17: Significant Estimates and Concentrations
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
At December 31, 2018 and 2017, the Company held $17,587 and $13,739, respectively, in commercial real estate and land loans collateralized by commercial real estate and land in the Cincinnati geographic area. The accompanying financial statements have been prepared using values and information currently available to the Company.
Note 18: Commitments and Credit Risk
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
At December 31, 2018, the Bank had no loans approved but not yet originated. At December 31, 2017, the Company had loans approved but not yet originated of  $810. There was a 30 year fixed rate one-to four-family residential real estate loan with an interest rate of 3.875% for $202 and a 5/1 adjustable rate one-to four-family residential real estate construction loan with a rate of 3.250% for $608. At December 31, 2018 and 2017, the Company had undisbursed loans in process of  $9,485 with interest rate ranges of 3.125% – 5.730% and $7,411 with interest rate ranges of 3.125% – 4.625%, respectively.
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
Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.
Lines of credit at December 31, 2018 were as follows:
Unused lines of credit	$3,905
Standby letters of credit	—
Unused home equity lines	12,145
Total commitments	$16,050

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

Note 19: Recent Accounting Pronouncements
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
In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods with in that reporting period. Early application is permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. In March 2016, the FASB issued final amendments (ASU No. 2016-08 and ASU No. 2016-10) to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. In May 2016, the FASB issued final amendments (ASU No. 2016-12 and ASU 2016-11) to address narrow-scope improvements to the guidance on collectibility, non-cash consideration, completed contracts at transition and to provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. Additionally, the amendments included a rescission of SEC guidance because of ASU 2014-09 related to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer. In December 2016, the FASB issued final guidance (ASU 2016-20) that allows entities not to make quantitative disclosures about performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. It also makes 12 additional technical corrections and improvements to the new revenue standard. These amendments are effective upon the adoption of ASU 2014-09. Public entities should apply the amendments in ASU 2014-9 to interim reporting periods within annual reporting periods beginning after December 15, 2017 (that is, a public entity would be required to apply the new revenue standard beginning in the first interim period within the period of adoption). Nonpublic entities should apply the amendments in ASU 2014-9 for annual reporting periods beginning after December 31, 2018, and to interim reporting periods within annual reporting periods beginning after December 19, 2019. The Company continues to assess the guidance from the FASB and the Transition Resource Group for Revenue Recognition in determining the impact of ASU 2014-09 on its accounting and disclosures. The amendments could potentially impact the accounting procedures and processes over the recognition of certain revenue sources, including, but not limited to, non-interest income. Management continues to evaluate those revenue streams that could be impacted by the amendments. The analysis includes identification of potential performance obligations and revenue principles. The adoption of ASU 2014-09 has not had a material impact on the Bank’s accounting and disclosures.
In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments — Overall (Subtopic 825-10) — Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for public companies for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years. For private companies the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations since it does not have any equity securities or a valuation allowance. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. At this time the Company cannot quantify the change in the fair value of such disclosures since the Company continues to evaluate the full impact of the Update and is continuing to develop appropriate procedures and processes to comply with the disclosure requirements of such amendments. The current accounting policies and procedures will be modified after the Company fully evaluates the standard to comply with the accounting changes mentioned above. For additional information on fair value of assets and liabilities, see Note 16.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326)  — Measurement of Credit Losses on Financial Instruments.” The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the financial assets. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at the adoption date. The Company is anticipating a significant change in processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider the expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company has continued developing processes during the fourth quarter of 2018. Management continues to focus its attention on collecting historical loan loss data, loan level data, and evaluating data capabilities to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 3.
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

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

Note 20: Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to the financial position, results of operations and cash flows of the company:
Condensed Balance Sheet
	2018	2017
Assets
Cash	$5,616	$5,785
Prepaid expenses	—	11
Loan receivable – ESOP	1,177	1,220
Investment in Eagle Savings Bank	20,849	20,197
Deferred federal income tax	66	94
Prepaid federal income tax	66	30
Total assets	$27,774	$27,337
Liabilities and Shareholders’ Equity
Liabilities
Total liabilities	$—	$—
Shareholder’ Equity
Total shareholders’ equity	27,774	27,337
Total liabilities and shareholders’ equity	$27,774	$27,337

Condensed Statement of Income and Comprehensive Income
	2018	2017
Income
Interest Income – ESOP	52	25
Equity in earnings of Eagle Savings Bank	481	752
Total income	533	777
Expense
Legal and professional services	77	50
Charitable contribution expense	—	500
Other expense	148	11
Total expense	225	561
Earnings before federal income tax benefit	308	216
Federal income tax benefit	(36)	(124)
Net Income and Comprehensive Income	$344	$340

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2018 and 2017
(Amounts in thousands, except share and per share data)

Condensed Statement of Cash Flows
	2018	2017
Operating Activities
Net income	$344	$340
Items not requiring (providing) cash:
Equity in undistributed income of subsidiary	(481)	(752)
Changes in:
Other assets and prepaid federal income taxes	3	(135)
Net cash flows used in operating activities	(134)	(547)
Investing Activities
Payments received on ESOP loan	43	70
Net cash provided by investing activities	43	70
Financing Activities
Proceeds from issuance of common stock, net of offering costs	—	13,415
Proceeds from mutual to stock conversion transferred to bank	—	(7,153)
Repurchase of common stock	(78)	—
Net cash provided by financing activities	(78)	6,262
Increase in Cash and Cash Equivalents	(169)	5,785
Cash and Cash Equivalents, Beginning of Year	5,785	—
Cash and Cash Equivalents, End of Year	$5,616	$5,785

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.   Controls and Procedures
(a) Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2018. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Vice President, Chief Financial Officer and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.
(b) Management’s Report on Internal Control over Financial Reporting
See Management’s Report On Internal Control Over Financial Reporting — filed herewith under Part II, Item 8. “Financial Statements and Supplementary Data.
(c) Changes in internal controls
There were no significant changes made in our internal control over financial reporting during the Company’s fourth quarter of the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.   Other Information
None.
PART III
ITEM 10.   Directors, Executive Officers and Corporate Governance
The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on the Company website at www.eaglesavings.com under “Investor Relations — Corporate Governance.”
The information contained under the sections captioned “Proposal I — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (The “Proxy Statement”) is incorporated herein by reference or will be filed by amendment to this Annual Report on Form 10-K.
ITEM 11.   Executive Compensation
The information contained under the section captioned “Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference or will be filed by amendment to this Annual Report on Form 10-K.
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The “Proposal I — Election of Directors” section of the Proxy Statement is incorporated herein by reference.
(d) Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s equity plan as of December 31, 2018.
Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	101,611	$15.79	82,231
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	101,611	$15.79

ITEM 13.   Certain Relationships and Related Transactions and Director Independence
The “Transactions with Certain Related Persons” section of the Proxy Statement is incorporated herein by reference.
ITEM 14.   Principal Accountant Fees and Services
The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15.   Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The documents filed as a part of this Form 10-K are:
(A)
Report of Independent Registered Public Accounting Firm;

(B)
Consolidated Balance Sheets — December 31, 2018 and 2017;

(C)
Consolidated Statements of Income — years ended December 31, 2018 and 2017;

(D)
Consolidated Statements of Retained Earnings — years ended December 31, 2018 and 2017;

(E)
Consolidated Statements of Cash Flows — years ended December 31, 2018 and 2017; and

(F)
Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules
None.
(a)(3) Exhibits
3.1	Articles of Incorporation of Eagle Financial Bancorp, Inc.(1)
3.2	Bylaws of Eagle Financial Bancorp, Inc.(2)
4	Form of Common Stock Certificate of Eagle Financial Bancorp, Inc.(3)
10.1	Form of Employment Agreement between Eagle Savings Bank and Gary J. Koester(4)
10.2	Form of Employment Agreement between Eagle Savings Bank and certain officers(5)
10.3	Form of Eagle Savings Bank Amended and Restated Supplemental Executive Retirement Plan(6)
10.4	Form of Eagle Savings Bank Amended and Restated Supplemental Director Retirement Plan(7)

21	Subsidiaries of Registrant(8)
23.1	Consent of BKD LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) the Consolidated Statements of Income for the years ended December 31, 2018 and 2017, (iii) the Consolidated Statements of Retained Earnings for the years ended December 31, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, and (v) the notes to the Consolidated Financial Statements

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
Eagle Financial Bancorp, Inc.
Date: March 27, 2019	By: /s/ Gary J. Koester Gary J. Koester President and Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ Gary J. Koester Gary J. Koester	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2019
/s/ Kevin R. Schramm Kevin R. Schramm	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 27, 2019
/s/ James W. Braun James W. Braun	Chairman of the Board	March 27, 2019
/s/ Guy W. Cagney Guy W. Cagney	Director	March 27, 2019
/s/ Steven J. Dulle Steven J. Dulle	Director	March 27, 2019
/s/ Adam B. Goetzman Adam B. Goetzman	Director	March 27, 2019
/s/ Steven C. Kehoe Steven C. Kehoe	Director	March 27, 2019

EXHIBIT INDEX
3.1	Articles of Incorporation of Eagle Financial Bancorp, Inc.(1)
3.2	Bylaws of Eagle Financial Bancorp, Inc.(2)
4	Form of Common Stock Certificate of Eagle Financial Bancorp, Inc.(3)
10.1	Form of Employment Agreement between Eagle Savings Bank and Gary J. Koester(4)
10.2	Form of Employment Agreement between Eagle Savings Bank and certain officers(5)
10.3	Form of Eagle Savings Bank Amended and Restated Supplemental Executive Retirement Plan(6)
10.4	Form of Eagle Savings Bank Amended and Restated Supplemental Director Retirement Plan(7)
21	Subsidiaries of Registrant(8)
23.1	Consent of BKD LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) the Consolidated Statements of Income for the years ended December 31, 2018 and 2017, (iii) the Consolidated Statements of Retained Earnings for the years ended December 31, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, and (v) the notes to the Consolidated Financial Statements

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