Form 10-Q
period 2019-03-31
Eagle Financial Bancorp, Inc.
filed 2019-05-10
CIK 1699018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.01 per share	EFBI	The NASDAQ Stock Market, LLC

There were 1,642,758 shares of the Registrant’s common stock issued and outstanding as of May 10, 2019.

Part I. Financial Information

Item 1.	Financial Statements

Eagle Financial Bancorp, Inc.

Condensed Consolidated Balance Sheets

March 31, 2019 (Unaudited) and December 31, 2018

(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets

Cash and due from banks	$450	$471
Federal Reserve and Federal Home Loan Bank (FHLB) demand accounts	6,631	6,963
Cash and cash equivalents	7,081	7,434
Interest-bearing time deposits in other banks	2,739	3,486
Loans held for sale	3,000	1,827
Loans, net of allowance for loan losses of $1,152 and $1,187 at March 31, 2019 and December 31, 2018, respectively	112,783	113,317
Premises and equipment - at depreciated cost	4,168	4,210
FHLB stock - at cost	754	754
Foreclosed real estate held for sale, net	-	217
Bank-owned life insurance (BOLI)	1,970	1,958
FHLB lender risk account receivable	3,373	3,377
Accrued interest receivable	364	354
Other assets	313	151

Total assets	$136,545	$137,085

Liabilities and Shareholders' Equity

Liabilities
Deposits
Noninterest-bearing	$5,654	$5,878
Interest-bearing	100,312	100,491
Total deposits	105,966	106,369

Advances from borrowers for taxes and insurance	624	950
Accrued interest payable	2	1
Accrued supplemental retirement plans	1,355	1,301
Accrued federal income tax	261	182
Deferred federal tax liability	79	131
Other liabilities	426	377

Total liabilities	108,713	109,311

Shareholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized at March 31, 2019 and December 31, 2018; issued 1,654,758 at March, 2019 and December 31, 2018; outstanding 1,642,758 at March 31, 2019 and 1,649,758 at December 31, 2018	16	16
Additional paid-in capital	14,906	14,836
Retained earnings	14,242	14,161
Treasury Stock, at cost 12,000 shares at March 31, 2019 and 5,000 shares at December 31, 2018	(187)	(78)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(1,145)	(1,161)

Total shareholders' equity	27,832	27,774

Total liabilities and shareholders' equity	$136,545	$137,085

See accompanying notes to condensed financial statements.

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

Three Months Ended March 31, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2019	2018

Interest and Dividend Income
Interest earned on loans	$1,284	$1,091
Dividends on FHLB stock	11	10
Other interest-earning deposits	59	64

Total interest and dividend income	1,354	1,165

Interest Expense
Interest on deposits	237	169

Total interest expense	237	169

Net Interest Income	1,117	996

Provision for Loan Losses	-	-

Net Interest Income After Provision for Loan Losses	1,117	996

Noninterest Income
Net gains on loan sales	329	378
Other service charges and fees	40	41
Gain on sale of foreclosed real estate	28	-
Income from BOLI	12	11

Total noninterest income	409	430

Noninterest Expense
Compensation and benefits	962	841
Occupancy and equipment, net	59	63
Data processing	95	112
Legal and professional services	82	72
FDIC premium expense	-	10
Foreclosed real estate impairments and expenses, net	21	-
Franchise and other taxes	56	41
Advertising	10	10
ATM processing expense	24	20
Other expenses	108	108

Total noninterest expense	1,417	1,277

Income Before Income Taxes	109	149

Income Taxes
Provision for Income taxes	28	21

Total income taxes	28	21

Net Income and Comprehensive Income	$81	$128
Earnings per share - basic and diluted	$0.05	$0.09
Weighted-average shares outstanding - basic and diluted	1,490,283	1,491,310

See accompanying notes to condensed financial statements.

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

Three Months Ended March 31, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

		Additional			Unearned
	Common	Paid-In	Retained	Treasury	ESOP
	Stock	Capital	Earnings	Stock	Shares	Total
Balance at January 1, 2018	$16	$14,730	$13,817	$-	$(1,226)	$27,337
Net income	-	-	128	-	-	128
ESOP shares earned	-	10	-	-	16	26
Balance at March 31, 2018	$16	$14,740	$13,945	$-	$(1,210)	$27,491

Balance at January 1, 2019	$16	$14,836	$14,161	$(78)	$(1,161)	$27,774
Net income	-	-	81	-	-	81
ESOP shares earned	-	9	-	-	16	25
Stock based compensation expense	-	61	-	-	-	61
Repurchase of common stock	-	-	-	(109)	-	(109)
Balance at March 31, 2019	$16	$14,906	$14,242	$(187)	$(1,145)	$27,832

See accompanying notes to condensed financial statements.

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2019	2018

Operating Activities
Net income	$81	$128
Items not requiring (providing) cash:
Depreciation and amortization	49	51
Amortization of deferred loan fees	2	(9)
Proceeds on sale of loans in the secondary market	8,715	10,747
Loans originated for sale in the secondary market	(9,559)	(9,891)
Gain on sale of loans	(329)	(378)
Gain on sale of foreclosed real estate	(28)	-
Deferred federal tax liability	(52)	2
Increase in cash surrender value of BOLI	(12)	(11)
Stock based compensation expense	61	-
ESOP compensation expense	25	26
Changes in:
FHLB lender risk account receivable	4	(20)
Accrued interest receivable	(10)	(29)
Other assets and prepaid federal income taxes	(162)	(251)
Accrued federal income taxes	79	-
Accrued supplemental retirement plans	54	56
Accrued expenses and other liabilities	50	(126)

Net cash flows (used in) provided by operating activities	(1,032)	295

Investing Activities
Net decrease (increase) in interest-bearing time deposits in other banks	747	(399)
Net decrease (increase) in loans	532	(5,896)
Purchase of premises and equipment	(7)	(18)
Purchase of FHLB stock	-	(18)
Proceeds from sale of foreclosed real estate	245	-

Net cash provided by (used in) investing activities	1,517	(6,331)

Financing Activities
Net (decrease) increase in deposits	(403)	1,373
Repayment of FHLB advances	-	(5)
Repurchase of common stock	(109)	-
Net decrease in advances from borrowers for taxes and insurance	(326)	(307)
Net cash (used in) provided by financing activities	(838)	1,061

Decrease in Cash and Cash Equivalents	(353)	(4,975)

Cash and Cash Equivalents, Beginning of Period	7,434	15,350

Cash and Cash Equivalents, End of Period	$7,081	$10,375

(Continued)

6

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2019	2018
Supplemental Cash Flows Information:
Interest paid	$236	$169

See accompanying notes to condensed financial statements.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited) and December 31, 2018

Three Months Ended March 31, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

General

Eagle Financial Bancorp, Inc. (the “Company”), a Maryland corporation and registered savings and loan holding company, was formed on February 21, 2017 to become the bank holding company for Eagle Savings Bank (the “Bank”). The Bank, an Ohio chartered savings and loan association, completed its mutual-to-stock conversion on July 20, 2017. In connection with the Bank’s conversion, the Company acquired 100% ownership of the Bank and the Company offered and sold 1,572,808 shares of its common stock at $10.0 per share, for gross offering proceeds of $15,728. The cost of the conversion and issuance of common stock was approximately $1,423, which was deducted from the gross offering proceeds. The Company also contributed 40,000 shares of its common stock and $100 of cash to Eagle Savings Bank Charitable Foundation (the “Foundation”), a charitable foundation formed in connection with the Bank’s conversion. The Bank’s employee stock ownership plan (“ESOP”) purchased 129,024 shares of the common stock sold by the Company, which was 8% of the 1,612,808 shares of common stock issued by the Company, including the shares contributed to the Foundation. The ESOP purchased the shares using a loan from the Company. The Company contributed $7,153 of the net proceeds from the offering to the Bank, loaned $1,290 of the net proceeds to the ESOP, contributed $100 to the Foundation and retained approximately $5,763 of the net proceeds.

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

Basis of Presentation and Consolidation

The condensed consolidated financial statements as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018, include Eagle Financial Bancorp, Inc. and the Bank, its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited) and December 31, 2018

Three Months Ended March 31, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

The accompanying condensed balance sheet of the Company as of December 31, 2018, which has been derived from audited financial statements, and unaudited condensed financial statements of the Company as of March 31, 2019 and for the three months ended March 31, 2019 and 2018, were prepared in accordance with instructions for Form 10-Q and Article 8-03 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2018 included in the Registrant’s Form 10-K (the “Form 10-K”). Reference is made to the accounting policies of the Company described in the Notes to Financial Statements contained in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed financial statements have been included to present fairly the financial position as of March 31, 2019 and the results of operations and cash flows for the three months ended March 31, 2019 and 2018. All interim amounts have not been audited and the results of operations for the three months ended March 31, 2019 and 2018, herein are not necessarily indicative of the results of operations to be expected for the entire year.

Revenue Recognition

Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, as well as revenue related to our mortgage banking activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures.

Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income are as follows:

Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited) and December 31, 2018

Three Months Ended March 31, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and fair values of financial instruments.

Recently Adopted Accounting Pronouncements

ASU No. 2016-01 was issued in January 2016 and applies to all entities that hold financial assets or owe financial liabilities. ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instruments specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those periods, beginning after December 15, 2018. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company has adopted ASU 2016-01 on January 1, 2019 and it did not have a material effect on its fair value disclosures and other disclosure requirements. These amendments did have an impact on certain items that were disclosed at fair value that did not utilize the exit price notion when measuring fair value. For additional information on fair value of assets and liabilities, see Note 7.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). This update to the ASC is the culmination of efforts by the FASB and the International Accounting Standards Board (IASB) to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. Originally, the amendments in ASU 2014-09 were effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed. In July 2015, the FASB extended the implementation date to annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Transitional guidance is included in the update. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim periods within that reporting period. The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of ASU 2014-09, and non- interest income. The Company has adopted ASU 2014-09 on January 1, 2019 and it did not identify any changes in the timing of revenue recognition when considering the amended accounting guidance. The Company included additional disclosures beginning in the first quarter of 2019 as required by the guidance.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited) and December 31, 2018

Three Months Ended March 31, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

Note 2: Earnings Per Common Share

Basic earnings per common share (“EPS”) allocated to common shareholders is calculated using the two-class method and is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“the ESOP”) are shown as a reduction in stockholder’s equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released. Diluted earnings per share is adjusted for the dilutive effects of stock based compensation and is calculated using the two-class method or the treasury method. There were no dilutive effects at March 31, 2019 or 2018.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

Net income	$81	$128
Less allocation of earnings to participating securities	-	-
Net income allocated to common shareholders	$81	$128

Shares Outstanding for basic earnings per common share:

Weighted Average shares outstanding:	1,605,330	1,612,808
Less: Average Unearned ESOP shares:	115,047	121,498
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	1,490,283	1,491,310

Basic earnings per common share:	$0.05	$0.09

Effect of dilutive securities:
Stock Options	-	-
Weighted average number of shares outstanding used in the calculation of dilutive earnings per common share	1,490,283	1,491,310
Diluted earnings per common share:	$0.05	$0.09

All stock options were anti-dilutive, therefore not included in dilutive securities.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited) and December 31, 2018

Three Months Ended March 31, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

Note 3: Loans and Allowance for Loan Losses

The composition of the loan portfolio at March 31, 2019 and December 31, 2018 was as follows:

	March 31,	December 31,
	2019	2018
Residential mortgage loans	$69,892	$67,169
Commercial real estate and land loans	16,617	17,587
Home equity and other consumer	12,423	13,773
Residential construction loans	10,252	11,756
Residential mortgage loans, non-owner occupied	6,447	6,464
Multi-family real estate loans	1,166	1,185
Commercial loans	5,973	6,041
	122,770	123,975

Net deferred loan costs	16	14
Loans in process	(8,851)	(9,485)
Allowance for loan losses	(1,152)	(1,187)

Net loans	$112,783	$113,317

Loans serviced for the benefit of others at March 31, 2019 and December 31, 2018 amounted to $1,770 and $1,816, respectively.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited) and December 31, 2018

Three Months Ended March 31, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited) and December 31, 2018

Three Months Ended March 31, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three months ended March 31, 2019 and 2018 and year ended December 31, 2018:

Three Months Ended March 31, 2019 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total

Allowance for loan losses:
Balance, beginning of year	$409	$260	$313	$128	$42	$14	$21	$1,187
Provision charged to expense	11	(14)	21	(16)	(1)	-	(1)	-
Losses charged off	-	-	(39)	-	-	-	-	(39)
Recoveries	4	-	-	-	-	-	-	4

Balance, end of year	$424	$246	$295	$112	$41	$14	$20	$1,152

Ending balance: individually evaluated for impairment	$3	$-	$-	$-	$-	$-	$-	$3

Ending balance: collectively evaluated for impairment	$421	$246	$295	$112	$41	$14	$20	$1,149

Loans:
Ending balance	$69,892	$16,617	$12,423	$10,252	$6,447	$1,166	$5,973	$122,770

Ending balance: individually evaluated for impairment	$74	$-	$42	$-	$187	$-	$-	$303

Ending balance: collectively evaluated for impairment	$69,818	$16,617	$12,381	$10,252	$6,260	$1,166	$5,973	$122,467

Three Months Ended March 31, 2018 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of year	$283	$199	$276	$116	$122	$25	$160	$1,181
Provision charged to expense	1	10	17	7	(35)	-	-	-
Losses charged off	-	-	-	-	-	-	-	-
Recoveries	4	-	-	-	-	-	-	4

Balance, end of period	$288	$209	$293	$123	$87	$25	$160	$1,185

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited) and December 31, 2018

Three Months Ended March 31, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

Year Ended December 31, 2018	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of year	$283	$199	$276	$116	$122	$25	$160	$1,181
Provision charged to expense	146	129	44	12	(82)	(11)	(139)	99
Losses charged off	(35)	(68)	(7)	-	-	-	-	(110)
Recoveries	15	-	-	-	2	-	-	17

Balance, end of year	$409	$260	$313	$128	$42	$14	$21	$1,187

Ending balance: individually evaluated for impairment	$3	$-	$-	$-	$-	$-	$-	$3

Ending balance: collectively evaluated for impairment	$406	$260	$313	$128	$42	$14	$21	$1,184

Loans:
Ending balance	$67,169	$17,587	$13,773	$11,756	$6,464	$1,185	$6,041	$123,975

Ending balance: individually evaluated for impairment	$74	$-	$43	$-	$190	$-	$-	$307

Ending balance: collectively evaluated for impairment	$67,095	$17,587	$13,730	$11,756	$6,274	$1,185	$6,041	$123,668

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited) and December 31, 2018

Three Months Ended March 31, 2019 and 2018 (Unaudited)

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

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of March 31, 2019 and December 31, 2018:

March 31, 2019 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
Rating
Satisfactory (5-8)	$69,468	$16,422	$12,312	$10,252	$5,957	$1,166	$5,807	$121,384
Special mention (1)	-	-	-	-	-	-	-	-
Substandard (2)	424	195	111	-	490	-	166	1,386
Doubtful (3)	-	-	-	-	-	-	-	-
Loss (4)	-	-	-	-	-	-	-	-

Total	$69,892	$16,617	$12,423	$10,252	$6,447	$1,166	$5,973	$122,770

December 31, 2018	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
Rating
Satisfactory (5-8)	$66,074	$17,390	$13,552	$11,756	$6,442	$1,185	$5,868	$122,267
Special mention (1)	-	-	-	-	-	-	-	-
Substandard (2)	1,095	197	221	-	22	-	173	1,708
Doubtful (3)	-	-	-	-	-	-	-	-
Loss (4)	-	-	-	-	-	-	-	-

Total	$67,169	$17,587	$13,773	$11,756	$6,464	$1,185	$6,041	$123,975

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three months ended March 31, 2019.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited) and December 31, 2018

Three Months Ended March 31, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2019 and December 31, 2018:

March 31, 2019 (Unaudited)	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
Residential mortgage loans	$-	$-	$355	$355	$69,537	$69,892	$-
Commercial real estate and land loans	-	-	-	-	16,617	16,617	-
Home equity and other consumer	-	18	-	18	12,405	12,423	-
Residential construction loans	-	-	-	-	10,252	10,252	-
Residential mortgage loans, non-owner occupied	-	-	-	-	6,447	6,447	-
Multi-family real estate loans	-	-	-	-	1,166	1,166	-
Commercial loans	-	-	-	-	5,973	5,973	-

Total	$-	$18	$355	$373	$122,397	$122,770	$-

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
Residential mortgage loans	$86	$-	$362	$448	$66,721	$67,169	$-
Commercial real estate and land loans	-	-	-	-	17,587	17,587	-
Home equity and other consumer	37	18	71	126	13,647	13,773	-
Residential construction loans	-	-	-	-	11,756	11,756	-
Residential mortgage loans, non-owner occupied	493	-	-	493	5,971	6,464	-
Multi-family real estate loans	-	-	-	-	1,185	1,185	-
Commercial loans	125	-	-	125	5,916	6,041	-

Total	$741	$18	$433	$1,192	$122,783	$123,975	$-

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited) and December 31, 2018

Three Months Ended March 31, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present impaired loans at March 31, 2019, March 31, 2018 and as of December 31, 2018:

March 31, 2019 (Unaudited)
Average
		Unpaid		Investment	Interest
	Recorded	Principal	Allocated	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without an allocated allowance:
Residential mortgage loans	$-	-	$-	$-	$-
Commercial real estate and land loans	-	-	-	-	-
Home equity and other consumer	42	42	-	42	1
Residential construction loans	-	-	-	-	-
Residential mortgage loans, non-owner occupied	187	187	-	188	4
Multi-family real estate loans	-	-	-	-	-
Commercial loans	-	-	-	-	-
Loans with an allocated allowance:
Residential mortgage loans	74	74	3	74	1
Commercial real estate and land loans	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-
Residential construction loans	-	-	-	-	-
Residential mortgage loans, non-owner occupied	-	-	-	-	-
Multi-family real estate loans	-	-	-	-	-
Commercial loans	-	-	-	-	-

Total	$303	$303	$3	$304	$6

Three Months Ended
	As of December 31, 2018			March 31, 2018 (Unaudited)
Average
		Unpaid		Investment	Interest
	Recorded	Principal	Allocated	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without an allocated allowance:
Residential mortgage loans	$-	$-	$-	-	-
Commercial real estate and land loans	-	-	-	-	-
Home equity and other consumer	43	43	-	-	-
Residential construction loans	-	-	-	-	-
Residential mortgage loans, non-owner occupied	190	190	-	195	3
Multi-family real estate loans	-	-	-	-	-
Commercial loans	-	-	-	-	-
Loans with an allocated allowance:
Residential mortgage loans	74	74	3	141	1
Commercial real estate and land loans	-	-	-	158	-
Home equity and other consumer	-	-	-	-	-
Residential construction loans	-	-	-	-	-
Residential mortgage loans, non-owner occupied	-	-	-	-	-
Multi-family real estate loans	-	-	-	-	-
Commercial loans	-	-	-	300	4

Total	$307	$307	$3	$794	$8

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited) and December 31, 2018

Three Months Ended March 31, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

Interest income recognized is not materially different than interest income that would have been recognized on a cash basis.

The following table presents the Bank’s nonaccrual loans at March 31, 2019 and December 31, 2018. This table excludes performing troubled debt restructurings.

	March 31,	December 31,
	2019	2018
Residential mortgage loans	$355	$362
Commercial real estate and land loans	-	-
Home equity and other consumer	-	71
Residential construction loans	-	-
Residential mortgage loans, non-owner occupied	-	-
Multi-family real estate loans	-	-
Commercial loans	-	-

Total	$355	$433

During the three months ended March 31, 2019 and the year ended December 31, 2018, there were no loans modified as troubled debt restructurings.

Following is a summary of troubled debt restructurings at March 31, 2019 and December 31, 2018:

	Number of Contracts	Recorded Investment
At March 31, 2019:
Residential mortgage loans	1	$74
Commercial real estate and land loans	-	-
Home equity and other consumer	2	42
Residential construction loans	-	-
Residential mortgage loans, non-owner occupied	4	187
Multi-family real estate loans	-	-
Commercial loans	-	-
	7	$303

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited) and December 31, 2018

Three Months Ended March 31, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

	Number of Contracts	Recorded Investment
At December 31, 2018:
Residential mortgage loans	1	$74
Commercial real estate and land loans	-	-
Home equity and other consumer	2	43
Residential construction loans	-	-
Residential mortgage loans, non-owner occupied	4	190
Multi-family real estate loans	-	-
Commercial loans	-	-
	7	$307

As of March 31, 2019, the Bank had total troubled debt restructurings of $303.  There were five residential mortgage loans and residential non-owner occupied loans totaling $261 in troubled debt restructurings with the largest totaling $187.  The remaining $42 in troubled debt restructurings consisted of two home equity loans.  As of December 31, 2018, the Bank had total troubled debt restructurings of $307.  There were five residential mortgage loans and residential non-owner occupied loans totaling $264 in troubled debt restructurings with the largest totaling $190.  The remaining $43 in troubled debt restructurings consisted of two home equity loans. These loans were modified due to short term concessions. Eagle Savings Bank has no commitments to lend additional funds to these debtors owing receivables whose terms have been modified in troubled debt restructurings.

There were no foreclosed real estate properties at March 31, 2019. There were two foreclosed real estate properties totaling $217 at December 31, 2018. They consisted of one commercial real estate property totaling $127 and one residential mortgage property totaling $90.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited) and December 31, 2018

Three Months Ended March 31, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $25 and $26 for the three months ended March 31, 2019 and 2018.

A summary of the ESOP shares as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Shares allocated to participants	1,613	6,451
Shares released to participants	12,902	6,451
Unreleased shares	114,509	116,122
Total	129,024	129,024

Fair Value of Unreleased Shares	$1,826,419	$1,761,571

In the event the ESOP is unable to satisfy the obligation to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to repurchase the shares. In addition, there are no outstanding shares held by former employees that are subject to an ESOP related repurchase option.

Note 5: Equity Incentive Plan

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited) and December 31, 2018

Three Months Ended March 31, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

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

At March 31, 2019, no stock options were exercisable.

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

Total compensation cost recognized in the income statement for share-based payment arrangements at March 31, 2019 and 2018 was $61 and $0.

As of March 31, 2019, there was approximately $1,101 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a remaining weighted-average period of 4.4 years.

Note 6: Regulatory Matters

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

Quantitative measures established by regulatory reporting standards, to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital (as defined), Tier I capital (as defined) and common equity Tier 1capital (as defined) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2019 and December 31, 2018 that the Bank meets all capital adequacy requirements to which it is subject.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited) and December 31, 2018

Three Months Ended March 31, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

As of March 31, 2019 and December 31, 2018 the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier 1 risk-based capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Beginning in January 2016, the capital conservation buffer requirement of 0.625% of risk-weighted assets was phased-in and was increased each year. At January 1, 2019 the capital conservation buffer is fully implemented at 2.5%.

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

The Bank’s actual capital amounts and ratios are presented in the following tables (minimum capital requirements exclude the capital conservation buffer):

As of March 31, 2019:	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Equity	$21,042
Allowance for loan losses	1,152

Total risk-based capital
(to risk-weighted assets)	$22,194	17.2%	$10,352	8.0%	$12,941	10.0%

Tier I capital
(to risk-weighted assets)	21,042	16.3%	7,764	6.0%	10,352	8.0%

Common equity Tier I capital
(to risk-weighted assets)	21,042	16.3%	5,823	4.5%	8,411	6.5%

Tier I capital
(to adjusted total assets)	21,042	15.4%	5,453	4.0%	6,817	5.0%

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited) and December 31, 2018

Three Months Ended March 31, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

As of December 31, 2018:	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Equity	$20,849
Allowance for loan losses	1,187

Total risk-based capital (to risk-weighted assets)	$22,036	16.9%	$10,459	8.0%	$13,074	10.0%

Tier I capital (to risk-weighted assets)	20,849	15.9%	7,844	6.0%	10,459	8.0%

Common equity Tier I capital (to risk-weighted assets)	20,849	15.9%	5,883	4.5%	8,498	6.5%

Tier I capital (to adjusted total assets)	20,849	15.2%	5,495	4.0%	6,868	5.0%

Note 7:	Disclosure About Fair Values of Assets and Liabilities

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited) and December 31, 2018

Three Months Ended March 31, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

Nonrecurring Measurements

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 and December 31, 2018:

		Fair Value Measurements Using
March 31, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$71	$-	$-	$71

		Fair Value Measurements Using
December 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$71	$-	$-	$71

Fair value adjustments, consisting of charge-offs or allocated allowances, on impaired loans and foreclosed assets held for sale during the three months ended March 31, 2019 and the year ended December 31, 2018 amounted to $0.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited) and December 31, 2018

Three Months Ended March 31, 2019 and 2018 (Unaudited)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation
	March 31, 2019	Technique	Unobservable Inputs	Range
Impaired loans (collateral dependent)	$71	Market comparable properties	Marketability discount	10% - 15%

	Fair Value at	Valuation
	December 31, 2018	Technique	Unobservable Inputs	Range
Impaired loans (collateral dependent)	$71	Market comparable properties	Marketability discount	10% - 15%

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

Loans

The estimated fair value of loans as of March 31, 2019 follows the guidance in ASU 2016-01, which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments. The fair value calculation at that date discounted estimated future cash flows using rates that incorporated discounts for credit, liquidity and marketability factors. The fair value estimate shown as of December 31, 2018 used an “entry price” approach. The fair value calculation for that date discounted estimated future cash flows using the market rates at which similar notes would be made to borrowers with similar credit ratings and for the same remaining maturities. The market rates used are based on current rates the Bank would impose for similar loans and reflect a market participant assumption about risks associated with nonperformance, illiquidity, and the structure and term of the loans along with local economic and market conditions. Consequently, the fair value disclosures for March 31, 2019 and December 31, 2018 are not directly comparable.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited) and December 31, 2018

Three Months Ended March 31, 2019 and 2018 (Unaudited)

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to sell securities is estimated based on current market prices for securities of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2019 and December 31, 2018, the fair value of such commitments was not material.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited) and December 31, 2018

Three Months Ended March 31, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present estimated fair values of the Bank’s financial instruments at March 31, 2019 and December 31, 2018.

			Fair Value Measurements Using
March 31, 2019	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$7,081	$7,081	$7,081	$-	$-
Interest-bearing time deposits	2,739	2,739	2,739	-	-
Loans held for sale	3,000	3,000	-	-	3,000
Loans, net of allowance for losses	112,783	111,779	-	-	111,779
FHLB stock	754	754	-	754	-
FHLB lender risk account receivable	3,373	3,361	-	-	3,361
Accrued Interest receivable	364	364	-	364	-

Financial Liabilities
Deposits	105,966	105,641	57,782	47,859	-
FHLB advances	-	-	-	-	-
Advances from borrowers for taxes and insurance	624	624	-	624	-
Accrued Interest payable	2	2	-	2	-

			Fair Value Measurements Using
December 31, 2018	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$7,434	$7,434	$7,434	$-	$-
Interest-bearing time deposits	3,486	3,486	3,486	-	-
Loans held for sale	1,827	1,827	-	-	1,827
Loans, net of allowance for losses	113,317	114,248	-	-	114,248
FHLB stock	754	754	-	754	-
FHLB lender risk account receivable	3,377	3,294	-	-	3,294
Accrued Interest receivable	354	354	-	354	-

Financial Liabilities
Deposits	106,369	105,829	59,872	45,957	-
FHLB advances	-	-	-	-	-
Advances from borrowers for taxes and insurance	950	950	-	950	-
Accrued Interest payable	1	1	-	1	-

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited) and December 31, 2018

Three Months Ended March 31, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

Note 8:	Commitments and Credit Risk

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

At March 31, 2019, the Bank had a home equity loan approved but not yet originated with an adjustable interest rate of 5.50% for $26. At December 31, 2018, the Bank had no loans approved but not yet originated. At March 31, 2019, the Bank had undisbursed loans in process of $8,851 with interest rate ranges of 3.875% - 5.250%. At December 31, 2018 the Company had undisbursed loans in process of $9,485 with interest rate ranges of 3.125% - 5.730%.

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

Lines and letters of credit at March 31, 2019 were as follows:

Unused lines of credit	$3,809
Standby letters of credit	-
Unused home equity lines	12,090

Total commitments	$15,899

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited) and December 31, 2018

Three Months Ended March 31, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments." The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity's current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the financial assets. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at the adoption date. The Company is anticipating a significant change in processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider the expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company has continued developing processes during the first quarter of 2019. Management continues to focus its attention on collecting historical loan loss data, loan level data, and evaluating data capabilities to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 3.

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

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2019 and 2018 is intended to assist in understanding the financial condition and result of operations of the Bank. The information contained in this section should be read in conjunction with the Unaudited Condensed Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to continue to manage our operations successfully;

•	our ability to successfully implement our business plan of managed growth, diversifying our loan portfolio and increasing mortgage banking operations to improve profitability;

•	our success in increasing our commercial business, commercial real estate, construction and home equity lending;

•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	competition among depository and other financial institutions;

•	our ability to attract and maintain deposits and our success in introducing new financial products;

•	our ability to maintain our asset quality even as we intend to increase our commercial real estate and multi-family and commercial business lending;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	changes in consumer spending, borrowing and saving habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in our SEC filings.

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

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Total Assets. Total assets were $136.5 million at March 31, 2019, a decrease of $540,000, or 0.4%, from $137.1 million at December 31, 2018. The decrease was primarily due to a decrease in net loans of $534,000 during the quarter.

Net Loans. Net loans decreased by $534,000, or 0.5%, to $112.8 million at March 31, 2019 from $113.3 million at December 31, 2018. During the three months ended March 31, 2019, we originated $14.7 million of loans, $11.0 million of which were one- to four-family residential real estate loans, and sold $8.3 million of loans in the secondary market. During the three months ended March 31, 2019, one- to four-family residential real estate loans increased $2.7 million, or 3.7%, to $76.3 million at March 31, 2019, from $73.6 million at December 31, 2018; multi-family loans decreased $19,000, or 1.6%, to $1.2 million at March 31, 2019; commercial real estate loans and land loans decreased $970,000, or 5.5%, to $16.6 million at March 31, 2019; construction loans decreased $1.5 million, or 12.8%, to $10.3 million at March 31, 2019; home equity and other consumer loans decreased $1.4 million, or 9.8% to $12.4 million at March 31, 2019; and commercial loans decreased $68,000, or 1.1% to $6.0 million at March 31, 2019. Despite the small decrease in loan balances during the quarter, our strategy to grow and diversify our loan portfolio will continue. Such growth will be achieved amid strong competition for commercial real estate and one- to four-family residential mortgage loans in our market area in the current interest rate environment.

We have sold loans on a servicing released basis in transactions with the FHLB-Cincinnati, through its mortgage purchase program, and other investors. We sold $8.3 million of loans in the first three months of 2019. Loans serviced for these investors was $1.8 million at both March 31, 2019 and December 31, 2018. Management intends to continue this sales activity in future periods.

Interest-Bearing Deposits in Other Banks. The Bank’s investment in certificates of deposit in other banks decreased $747,000, or 21.4%, to $2.7 million at March 31, 2019.

Foreclosed Assets. There were no additions to foreclosed assets during the three months ended March 31, 2019. The Bank sold two foreclosed assets during the quarter ended March 31, 2019 totaling $217,000 for a gain of $28,000. At March 31, 2019, the Bank had no foreclosed assets.

Deposits. Deposits decreased by $403,000, or 0.4%, to $106.0 million at March 31, 2019 from $106.4 million at December 31, 2018. Our core deposits, which are all deposits other than certificates of deposit, decreased $2.1 million, or 3.6%, to $57.3 million at March 31, 2019 from $59.4 million at December 31, 2018. Certificates of deposit increased $1.7 million, or 3.6%, to $48.2 million at March 31, 2019 from $46.5 million at December 31, 2018. During the three months ended March 31, 2019, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Federal Home Loan Bank Advances. At March 31, 2019, the Bank had no advances from the Federal Home Loan Bank.

Shareholders’ Equity. Shareholders’ equity increased $58,000, or 0.2%, to $27.8 million at March 31, 2019 from $27.8 million at December 31, 2018. The increase resulted from net income of $81,000 during the three months ended March 31, 2019, expense of $25,000 related to the ESOP shares committed to be released, expense of $61,000 related to stock based compensation, offset by a repurchase of common stock of $109,000.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and March 31, 2018

General. Our net income for the three months ended March 31, 2019 was $81,000, compared to a net income of $128,000 for the three months ended March 31, 2018, a decrease of $47,000, or 36.7%. The decrease in net income was primarily due to an increase in interest expense of $68,000, a $49,000 decrease in gain on sale of loans, and a $121,000 increase in compensation and benefits expense in the three months ended March 31, 2019. That was partially offset by an $189,000 increase in interest and dividend income in the three months ended March 31, 2019.

Interest Income. Interest and dividend income increased $189,000, or 16.2%, to $1.4 million for the three months ended March 31, 2019 from $1.2 million for the three months ended March 31, 2018. This increase was primarily attributable to a $193,000 increase in interest income on loans receivable. The average balance of loans during the three months ended March 31, 2019 increased by $13.6 million, or 13.7%, from the average balance for the three months ended March 31, 2018, while the average yield on loans increased by 15 basis points to 4.55% for the three months ended March 31, 2019 from 4.40% for the three months ended March 31, 2018.

Interest Expense. Total interest expense increased $68,000, or 40.2%, to $237,000 for the three months ended March 31, 2019 from $169,000 for the three months ended March 31, 2018. The average balance of interest-bearing deposits during the three months ended March 31, 2019 increased by $3.9 million, or 4.0%, from the average balance for the three months ended March 31, 2018, while the average cost of deposits increased by 25 basis points to 0.95% for the three months ended March 31, 2019 from 0.70% for the three months ended March 31, 2018.

Net Interest Income. Net interest income increased $121,000, or 12.1%, to $1.1 million for the three months ended March 31, 2019, compared to $996,000 for the three months ended March 31, 2018. The increase reflected an increase in total interest and dividend income of $189,000 offset by an increase in total interest expense of $68,000. Our net interest margin increased 18 basis points to 3.59% for the three months ended March 31, 2019 from 3.41% for the three months ended March 31, 2018. Our net interest rate spread increased to 3.40% for the three months ended March 31, 2019 from 3.29% for the three months ended March 31, 2018. The increase in our net interest margin and interest rate spread were impacted by rising interest rates in the three months ended March 31, 2019.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded no provision for loan losses for the three months ended March 31, 2019 and 2018. The allowance for loan losses was $1.2 million, or 0.94% of total loans, at March 31, 2019, compared to $1.2 million, or 0.96% of total loans, at December 31, 2018. Total nonperforming loans were $658,000 at March 31, 2019, compared to $740,000 and December 31, 2018. Classified loans were $1.4 million at March 31, 2019, compared to $1.7 million at December 31, 2018. Total loans past due 30 days or more were $373,000 and $1.2 million at March 31, 2019 and December 31, 2018, respectively. Net loan charge-offs totaled $35,000 for the three months ended March 31, 2019, compared to $4,000 of net loans recoveries for the three months ended March 31, 2018. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2019 and 2018. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $21,000, or 4.9%, to $409,000 for the three months ended March 31, 2019 from $430,000 for the three months ended March 31, 2018. The decrease was primarily due to a reduction in gain on sales of loans of $49,000, offset by a gain on sale of foreclosed real estate of $28,000 during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Non-Interest Expense. Non-interest expense increased $140,000, or 11.0%, to $1.4 million for the three months ended March 31, 2018, compared to $1.3 million for the three months ended March 31, 2018. The increase was due to an increase in compensation and benefits of $121,000, primarily related to stock based compensation, an increase of $10,000 in legal and professional services, and an increase in foreclosed real estate expenses of $21,000 during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Federal Income Taxes. Federal income taxes increased by $7,000 to an income tax expense of $28,000 for the three months ended March 31, 2019, compared to an income tax expense of $21,000 for the three months ended March 31, 2018. For the quarter ended March 31, 2018, the Company recorded an additional tax benefit related to its ESOP that did not recur in the quarter ended March 31, 2019.

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

	For the Three Months Ended March 31,
	2019			2018
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (4)	Balance	Interest	Cost (4)

Assets:
Interest Earning Assets
Loans	$112,808	$1,284	4.55%	$99,194	$1,091	4.40%
Interest bearing deposits and other	11,813	70	2.37%	17,673	74	1.67%
Total interest -earning assets	124,621	1,354	4.35%	116,867	1,165	3.99%
Total non-interest earning assets	11,806			13,275
Total assets	$136,427			$130,142

Liabilities and Equity:
Interest bearing checking	18,881	7	0.15%	17,290	6	0.14%
Savings	16,075	6	0.15%	17,049	6	0.14%
Money Market	17,399	11	0.25%	20,023	11	0.22%
CD's	47,735	213	1.78%	41,877	146	1.39%
Total interest-bearing deposits	100,090	237	0.95%	96,239	169	0.70%
FHLB Advances	-	-	0.00%	6	-	3.33%
Total interest bearing liabilities	100,090	237	0.95%	96,245	169	0.70%
Total non-interest-bearing liabilities	8,468			6,429

Total liabilities	108,558			102,674
Total equity	27,869			27,468
Total liabilities and equity	$136,427			$130,142

Net interest income		$1,117			$996
Net interest rate spread (1)			3.40%			3.29%
Net interest earning assets (2)	$24,531			$20,622
Net interest margin (3)			3.59%			3.41%
Ratio of average interest-earning assets to average interest bearing liabilities	124.51%			121.43%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Average yield/cost is annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and proceeds from the sale of loans. We also have the ability to borrow from the FHLB-Cincinnati. At March 31, 2019, we had no outstanding advances from the FHLB-Cincinnati. At March 31, 2019, we had the capacity to borrow an additional $56.6 million from the FHLB-Cincinnati.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $1.0 million for the three months ended March 31, 2019, while net cash provided by operating activities was $295,000 for the three months ended March 31, 2018, respectively. Net cash provided by investing activities, which consists primarily of repayment or disbursements for loans was $1.5 million for the three months ended March 31, 2019, while the net cash used in investing activities was $6.3 million for the three months ended March 31, 2018, respectively. Net cash used in financing activities, consisting primarily of the activity in deposit accounts, was $838,000 for the three month ended March 31, 2019, while the net cash provided by financing activities was $1.1 million for the three months ended March 31, 2018, also resulted from activity in deposit accounts.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2019, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $21.0 million, or 15.4% of adjusted total assets, which is above the well-capitalized required level of $6.8 million, or 5.0%; and total risk-based capital of $22.2 million, or 17.2% of risk-weighted assets, which is above the well-capitalized required level of $12.9 million, or 10.0%. Accordingly, Eagle Savings Bank was categorized as well capitalized at March 31, 2019 and December 31, 2018. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2019, we had outstanding commitments to originate loans of $24.8 million, including undisbursed funds on construction loans and funds available on undrawn lines of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature within one year from March 31, 2019 totaled $27.9 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as mended) as of March 31, 2019. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Offer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2019 there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1.A.	Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in the Eagle Financial Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on March 27, 2019 (“Form 10-K”), including under “Item 1.A. Risk Factors”, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At March 31, 2019, the risk factors for Eagle Financial Bancorp, Inc. have not changed materially from those reported in the Form 10-K. However, the risks described in the Form 10-K are not the only risks that we face.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following material from Eagle Financial Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 10, 2019	By:	/s/Gary J. Koester
Gary J. Koester
President and Chief Executive Officer

Date:	May 10, 2019	By:	/s/Kevin R. Schramm
Kevin R. Schramm
Vice President, Chief Financial Officer and Treasurer

