Form 10-Q
period 2019-06-30
Eagle Financial Bancorp, Inc.
filed 2019-08-12
CIK 1699018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐         No ☒

There were 1,626,058 shares of the Registrant’s common stock issued and outstanding as of August 12, 2019.

Part I. Financial Information

Item 1.	Financial Statements

Eagle Financial Bancorp, Inc.

Condensed Consolidated Balance Sheets

June 30, 2019 (Unaudited) and December 31, 2018

(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets

Cash and due from banks	$532	$471
Federal Reserve and Federal Home Loan Bank (FHLB) demand accounts	7,273	6,963
Cash and cash equivalents	7,805	7,434
Interest-bearing time deposits in other banks	2,490	3,486
Loans held for sale	5,711	1,827
Loans, net of allowance for loan losses of $1,156 and $1,187 at June 30, 2019 and December 31, 2018, respectively	113,308	113,317
Premises and equipment - at depreciated cost	4,134	4,210
FHLB stock - at cost	816	754
Foreclosed real estate held for sale, net	-	217
Bank-owned life insurance (BOLI)	1,982	1,958
FHLB lender risk account receivable	3,406	3,377
Accrued interest receivable	358	354
Prepaid federal income tax	226	-
Other assets	460	151

Total assets	$140,696	$137,085

Liabilities and Shareholders' Equity

Liabilities
Deposits
Noninterest-bearing	$6,719	$5,878
Interest-bearing	102,556	100,491
Total deposits	109,275	106,369

Advances from borrowers for taxes and insurance	272	950
Accrued interest payable	2	1
Accrued supplemental retirement plans	1,410	1,301
Accrued federal income tax	-	182
Deferred federal tax liability	60	131
Other liabilities	1,710	377

Total liabilities	112,729	109,311

Shareholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized at June 30, 2019 and December 31, 2018; issued 1,654,758 at June 30, 2019 and December 31, 2018; outstanding 1,640,658 at June 30, 2019 and 1,649,758 at December 31, 2018	16	16
Additional paid-in capital	14,977	14,836
Retained earnings	14,323	14,161
Treasury Stock, at cost 14,100 shares at June 30, 2019 and 5,000 shares at December 31, 2018	(220)	(78)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(1,129)	(1,161)

Total shareholders' equity	27,967	27,774

Total liabilities and shareholders' equity	$140,696	$137,085

See accompanying notes to condensed financial statements.

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest and Dividend Income
Interest earned on loans	$1,300	$1,168	$2,584	$2,259
Dividends on FHLB stock	11	12	22	22
Other interest-earning deposits	52	55	111	119

Total interest and dividend income	1,363	1,235	2,717	2,400

Interest Expense
Interest on deposits	266	185	503	354
FHLB advances	1	-	1	-
Total interest expense	267	185	504	354

Net Interest Income	1,096	1,050	2,213	2,046

Provision for Loan Losses	-	-	-	-

Net Interest Income After Provision for Loan Losses	1,096	1,050	2,213	2,046

Noninterest Income
Net gains on loan sales	496	388	825	765
Other service charges and fees	44	50	84	91
Gain on sale of foreclosed real estate	-	-	28	-
Income from BOLI	12	12	24	23

Total noninterest income	552	450	961	879

Noninterest Expense
Compensation and benefits	1,058	898	2,021	1,738
Occupancy and equipment, net	66	59	125	122
Data processing	78	75	159	153
Legal and professional services	86	80	167	153
FDIC premium expense	8	10	8	20
Foreclosed real estate impairments and expenses, net	-	-	21	-
Franchise and other taxes	56	59	112	100
Advertising	25	30	35	40
ATM processing expense	22	21	46	40
Other expenses	146	159	268	301

Total noninterest expense	1,545	1,391	2,962	2,667

Income Before Income Taxes	103	109	212	258

Income Taxes
Provision for Income taxes	22	25	50	46

Total income taxes	22	25	50	46

Net Income and Comprehensive Income	$81	$84	$162	$212
Earnings per share - basic and diluted	$0.05	$0.05	$0.11	$0.14
Weighted-average shares outstanding - basic and diluted	1,486,647	1,492,923	1,487,604	1,492,117

See accompanying notes to condensed financial statements.

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

		Additional			Unearned
	Common	Paid-In	Retained	Treasury	ESOP
	Stock	Capital	Earnings	Stock	Shares	Total
For the three months ended June 30, 2019
Balance at April 1, 2019	$16	$14,906	$14,242	$(187)	$(1,145)	$27,832
Net income	-	-	81	-	-	81
ESOP shares earned	-	9	-	-	16	25
Stock based compensation expense	-	62	-	-	-	62
Repurchase of common stock	-	-	-	(33)	-	(33)
Balance at June 30, 2019	$16	$14,977	$14,323	$(220)	$(1,129)	$27,967

For the six months ended June 30, 2019
Balance at January 1, 2019	$16	$14,836	$14,161	$(78)	$(1,161)	$27,774
Net income	-	-	162	-	-	162
ESOP shares earned	-	18	-	-	32	50
Stock based compensation expense	-	123	-	-	-	123
Repurchase of common stock	-	-	-	(142)	-	(142)
Balance at June 30, 2019	$16	$14,977	$14,323	$(220)	$(1,129)	$27,967

For the three months ended June 30, 2018
Balance at April 1, 2018	$16	$14,740	$13,945	$-	$(1,210)	$27,491
Net income	-	-	84	-	-	84
ESOP shares earned	-	9	-	-	17	26
Balance at June 30, 2018	$16	$14,749	$14,029	$-	$(1,193)	$27,601

For the six months ended June 30, 2018
Balance at January 1, 2018	$16	$14,730	$13,817	$-	$(1,226)	$27,337
Net income	-	-	212	-	-	212
ESOP shares earned	-	19	-	-	33	52
Balance at June 30, 2018	$16	$14,749	$14,029	$-	$(1,193)	$27,601

See accompanying notes to condensed financial statements.

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

	Six Months Ended
	June 30,
	2019	2018
Operating Activities
Net income	$162	$212
Items not requiring (providing) cash:
Depreciation and amortization	100	79
Proceeds on sale of loans in the secondary market	29,064	27,409
Loans originated for sale in the secondary market	(32,123)	(27,427)
Gain on sale of loans	(825)	(765)
Gain on sale of foreclosed real estate	(28)	-
Deferred federal tax liability	(71)	1
Increase in cash surrender value of BOLI	(24)	(23)
ESOP compensation expense	50	52
Changes in:
FHLB lender risk account receivable	(29)	(74)
Accrued interest receivable and interest payable	(3)	(41)
Other assets and prepaid federal income taxes	(535)	(298)
Accrued supplemental retirement plans	109	111
Accrued federal income taxes	(182)	-
Stock based compensation expense	123	-
Accrued expenses and other liabilities	1,333	109

Net cash flows used in operating activities	(2,879)	(655)

Investing Activities
Net decrease in interest-bearing time deposits in other banks	996	597
Net decrease (increase) in loans	7	(9,232)
Purchase of FHLB stock	(62)	(18)
Purchase of premises and equipment	(22)	(37)
Proceeds from sale of foreclosed real estate	245	-

Net cash provided by (used in) investing activities	1,164	(8,690)

Financing Activities
Net increase in deposits	2,906	2,536
Repayment of FHLB advances	-	(9)
Repurchase of common stock	(142)	-
Net decrease in advances from borrowers for taxes and insurance	(678)	(581)

Net cash provided by financing activities	2,086	1,946

Increase (Decrease) in Cash and Cash Equivalents	371	(7,399)

Cash and Cash Equivalents, Beginning of Period	7,434	15,350

Cash and Cash Equivalents, End of Period	$7,805	$7,951

(Continued)

6

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

	Six Months Ended
	June 30,
	2019	2018
Supplemental Cash Flows Information:
Interest paid	$503	$354
Income taxes paid	528	19
Transfers to foreclosed assets held for sale	-	46

See accompanying notes to condensed financial statements.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

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

Basis of Presentation and Consolidation

The condensed consolidated financial statements as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018, include Eagle Financial Bancorp, Inc. and the Bank, its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

The accompanying condensed balance sheet of the Company as of December 31, 2018, which have been derived from audited financial statements, and the unaudited condensed financial statements of the Company as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018, were prepared in accordance with instructions for form 10Q and Article 8-03 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the years ended December 31, 2018 included in the Registrants Form 10-K (the “Form 10-K”). Reference is made to the accounting policies of the Company described in the Notes to Financial Statements contained in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed financial statements as of June 30, 2019 and the results of operations and cash flows for the three and six months ended June 30, 2019 and 2018. All interim amounts have not been audited and the results of operations for the three and six months ended June 30, 2019 and 2018, herein are not necessarily indicative of the results of operations to be expected for the entire year.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

Note 2:	Earnings Per Common Share

Basic earnings per common share (“EPS”) allocated to common shareholders is calculated using the two-class method and is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“the ESOP”) are shown as a reduction in stockholder’s equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released. Diluted earnings per share is adjusted for the dilutive effects of stock-based compensation and is calculated using the two-class method or the treasury method. There were no dilutive effects at June 30, 2019 or 2018.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net income	$81	$84	$162	$212
Less allocation of earnings to participating securities	-	-	-	-
Net income allocated to common shareholders	$81	$84	$162	$212

Shares Outstanding for basic earnings per common share:

Weighted Average shares outstanding:	1,600,080	1,612,808	1,601,844	1,612,808
Less: Average Unearned ESOP shares:	113,433	119,885	114,240	120,691
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	1,486,647	1,492,923	1,487,604	1,492,117

Basic earnings per common share:	$0.05	$0.05	$0.11	$0.14

Effect of dilutive securities:
Stock Options	-	-	-	-
Weighted average number of shares outstanding used in the calculation of dilutive earnings per common share	1,486,647	1,492,923	1,487,604	1,492,117
Diluted earnings per common share:	$0.05	$0.05	$0.11	$0.14

All stock options were anti-dilutive, therefore not included in dilutive securities.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

Note 3:	Loans and Allowance for Loan Losses

The composition of the loan portfolio at June 30, 2019 and December 31, 2018 was as follows:

	June 30,	December 31,
	2019	2018
Residential mortgage loans	$65,592	$67,169
Commercial real estate and land loans	19,140	17,587
Home equity and other consumer	11,451	13,773
Residential construction loans	12,609	11,756
Residential mortgage loans, non-owner occupied	6,811	6,464
Multi-family real estate loans	1,148	1,185
Commercial loans	5,947	6,041
	122,698	123,975

Net deferred loan costs	9	14
Loans in process	(8,243)	(9,485)
Allowance for loan losses	(1,156)	(1,187)

Net loans	$113,308	$113,317

Loans serviced for the benefit of others at June 30, 2019 and December 31, 2018 amounted to $1,724 and $1,816, respectively.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six months ended June 30, 2019 and 2018 and year ended December 31, 2018:

Six Months Ended June 30, 2019 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of year	$409	$260	$313	$128	$42	$14	$21	$1,187
Provision (credit) charged to expense	(39)	35	(8)	10	3	-	(1)	-
Losses charged off	-	-	(39)	-	-	-	-	(39)
Recoveries	7	-	-	-	1	-	-	8

Balance, end of period	$377	$295	$266	$138	$46	$14	$20	$1,156

Ending balance: individually evaluated for impairment	$2	$-	$-	$-	$-	$-	$-	$2

Ending balance: collectively evaluated for impairment	$375	$295	$266	$138	$46	$14	$20	$1,154

Loans:
Ending balance	$65,592	$19,140	$11,451	$12,609	$6,811	$1,148	$5,947	$122,698

Ending balance: individually evaluated for impairment	$73	$-	$41	$-	$185	$-	$-	$299

Ending balance: collectively evaluated for impairment	$65,519	$19,140	$11,410	$12,609	$6,626	$1,148	$5,947	$122,399

Three Months Ended June 30, 2019 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of period	$424	$246	$295	$112	$41	$14	$20	$1,152
Provision (credit) charged to expense	(51)	49	(29)	26	5	-	-	-
Losses charged off	-	-	-	-	-	-	-	-
Recoveries	4	-	-	-	-	-	-	4

Balance, end of period	$377	$295	$266	$138	$46	$14	$20	$1,156

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

Six Months Ended June 30, 2018 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of year	$283	$199	$276	$116	$122	$25	$160	$1,181
Provision (credit) charged to expense	154	6	28	1	(38)	(11)	(140)	-
Losses charged off	(22)	-	-	-	-	-	-	(22)
Recoveries	7	-	-	-	1	-	-	8

Balance, end of period	$422	$205	$304	$117	$85	$14	$20	$1,167

Three Months Ended June 30, 2018 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of period	$288	$209	$293	$123	$87	$25	$160	$1,185
Provision (credit) charged to expense	152	(4)	11	(6)	(2)	(11)	(140)	-
Losses charged off	(22)	-	-	-	-	-	-	(22)
Recoveries	4	-	-	-	-	-	-	4

Balance, end of period	$422	$205	$304	$117	$85	$14	$20	$1,167

Year Ended December 31, 2018	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of year	$283	$199	$276	$116	$122	$25	$160	$1,181
Provision (credit) charged to expense	146	129	44	12	(82)	(11)	(139)	99
Losses charged off	(35)	(68)	(7)	-	-	-	-	(110)
Recoveries	15	-	-	-	2	-	-	17

Balance, end of year	$409	$260	$313	$128	$42	$14	$21	$1,187

Ending balance: individually evaluated for impairment	$3	$-	$-	$-	$-	$-	$-	$3

Ending balance: collectively evaluated for impairment	$406	$260	$313	$128	$42	$14	$21	$1,184

Loans:
Ending balance	$67,169	$17,587	$13,773	$11,756	$6,464	$1,185	$6,041	$123,975

Ending balance: individually evaluated for impairment	$74	$-	$43	$-	$190	$-	$-	$307

Ending balance: collectively evaluated for impairment	$67,095	$17,587	$13,730	$11,756	$6,274	$1,185	$6,041	$123,668

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of June 30, 2019 and December 31, 2018:

June 30, 2019 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
Rating
Satisfactory (5-8)	$65,170	$18,947	$11,324	$12,609	$6,322	$1,148	$5,786	$121,306
Special mention (1)	-	-	-	-	-	-	-	-
Substandard (2)	422	193	127	-	489	-	161	1,392
Doubtful (3)	-	-	-	-	-	-	-	-
Loss (4)	-	-	-	-	-	-	-	-

Total	$65,592	$19,140	$11,451	$12,609	$6,811	$1,148	$5,947	$122,698

December 31, 2018	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
Rating
Satisfactory (5-8)	$66,074	$17,390	$13,552	$11,756	$6,442	$1,185	$5,868	$122,267
Special mention (1)	-	-	-	-	-	-	-	-
Substandard (2)	1,095	197	221	-	22	-	173	1,708
Doubtful (3)	-	-	-	-	-	-	-	-
Loss (4)	-	-	-	-	-	-	-	-

Total	$67,169	$17,587	$13,773	$11,756	$6,464	$1,185	$6,041	$123,975

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three and six months ended June 30, 2019.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2019 and December 31, 2018:

June 30, 2019 (Unaudited)	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
Residential mortgage loans	$194	$56	$202	$452	$65,140	$65,592	$-
Commercial real estate and land loans	-	-	-	-	19,140	19,140	-
Home equity and other consumer	11	-	70	81	11,370	11,451	-
Residential construction loans	-	-	-	-	12,609	12,609	-
Residential mortgage loans, non-owner occupied	-	489	-	489	6,322	6,811	-
Multi-family real estate loans	-	-	-	-	1,148	1,148	-
Commercial loans	-	-	-	-	5,947	5,947	-

Total	$205	$545	$272	$1,022	$121,676	$122,698	$-

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
Residential mortgage loans	$86	$-	$362	$448	$66,721	$67,169	$-
Commercial real estate and land loans	-	-	-	-	17,587	17,587	-
Home equity and other consumer	37	18	71	126	13,647	13,773	-
Residential construction loans	-	-	-	-	11,756	11,756	-
Residential mortgage loans, non-owner occupied	493	-	-	493	5,971	6,464	-
Multi-family real estate loans	-	-	-	-	1,185	1,185	-
Commercial loans	125	-	-	125	5,916	6,041	-

Total	$741	$18	$433	$1,192	$122,783	$123,975	$-

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present impaired loans at June 30, 2019, June 30, 2018 and as of December 31, 2018:

				For the Three Months Ended		For the Six Months Ended
	As of June 30, 2019			June 30, 2019		June 30, 2019
				Average		Average
		Unpaid		Investment	Interest	Investment	Interest
	Recorded	Principal	Allocated	in Impaired	Income	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized	Loans	Recognized
Loans without an allocated allowance:
Residential mortgage loans	$-	$-	$-	$-	$-	$-	$-
Commercial real estate and land loans	-	-	-	-	-	-	-
Home equity and other consumer	41	41	-	41	-	42	1
Residential construction loans	-	-	-	-	-	-	-
Residential mortgage loans, non-owner occupied	185	185	-	186	3	187	7
Multi-family real estate loans	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Loans with an allocated allowance:
Residential mortgage loans	73	73	2	73	1	74	2
Commercial real estate and land loans	-	-	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-	-	-
Residential construction loans	-	-	-	-	-	-	-
Residential mortgage loans, non-owner occupied	-	-	-	-	-	-	-
Multi-family real estate loans	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-

Total	$299	$299	$2	$300	$4	$303	$10

				For the Three Months Ended		For the Six Months Ended
	As of June 30, 2018			June 30, 2018		June 30, 2018
				Average		Average
		Unpaid		Investment	Interest	Investment	Interest
	Recorded	Principal	Allocated	in Impaired	Income	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized	Loans	Recognized
Loans without an allocated allowance:
Residential mortgage loans	$-	$-	$-	$-	$-	$-	$-
Commercial real estate and land loans	-	-	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-	-	-
Residential construction loans	-	-	-	-	-	-	-
Residential mortgage loans, non-owner occupied	193	193	-	193	3	194	6
Multi-family real estate loans	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Loans with an allocated allowance:
Residential mortgage loans	76	76	5	119	2	130	3
Commercial real estate and land loans	163	163	13	161	-	159	-
Home equity and other consumer	-	-	-	-	-	-	-
Residential construction loans	-	-	-	-	-	-	-
Residential mortgage loans, non-owner occupied	-	-	-	-	-	-	-
Multi-family real estate loans	-	-	-	-	-	-	-
Commercial loans	-	-	-	199	5	250	9

Total	$432	$432	$18	$672	$10	$733	$18

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

	As of December 31, 2018
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Allocated	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without an allocated allowance:
Residential mortgage loans	$-	$-	$-	$-	$-
Commercial real estate and land loans	-	-	-	108	-
Home equity and other consumer	43	43	-	36	1
Residential construction loans	-	-	-	-	-
Residential mortgage loans, non-owner occupied	190	190	-	192	10
Multi-family real estate loans	-	-	-	-	-
Commercial loans	-	-	-	125	9
Loans with an allocated allowance:
Residential mortgage loans	74	74	3	103	4
Commercial real estate and land loans	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-
Residential construction loans	-	-	-	-	-
Residential mortgage loans, non-owner occupied	-	-	-	-	-
Multi-family real estate loans	-	-	-	-	-
Commercial loans	-	-	-	-	-

Total	$307	$307	$3	$564	$24

Interest income recognized is not materially different than interest income that would have been recognized on a cash basis.

The following table presents the Bank’s nonaccrual loans at June 30, 2019 and December 31, 2018. This table excludes performing troubled debt restructurings.

	June 30,	December 31,
	2019	2018
Residential mortgage loans	$202	$362
Commercial real estate and land loans	-	-
Home equity and other consumer	70	71
Residential construction loans	-	-
Residential mortgage loans, non-owner occupied	-	-
Multi-family real estate loans	-	-
Commercial loans	-	-

Total	$272	$433

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

Following is a summary of troubled debt restructurings at June 30, 2019 and December 31, 2018:

	As of June 30, 2019		As of December 31, 2018
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Residential mortgage loans	1	$73	1	$74
Commercial real estate and land loans	-	-	-	-
Home equity and other consumer	2	41	2	43
Residential construction loans	-	-	-	-
Residential mortgage loans, non-owner occupied	4	185	4	190
Multi-family real estate loans	-	-	-	-
Commercial loans	-	-	-	-
	7	$299	7	$307

As of June 30, 2019, the Bank had total troubled debt restructurings of $299. There were five residential mortgage loans and residential non-owner occupied loans totaling $258 with the largest loan totaling $73, and two home equity loans totaling $41.  As of December 31, 2018, the Bank had total troubled debt restructurings of $307.  There were five residential mortgage loans and residential non-owner occupied loans totaling $264 in troubled debt restructurings with the largest totaling $74.  The remaining $43 in troubled debt restructurings consisted of two home equity loans. These loans were modified due to short term concessions. Eagle Savings Bank has no commitments to lend additional funds to these debtors owing receivables whose terms have been modified in troubled debt restructurings. During the three months and six months ended June, 30, 2019 and 2018 there were no new troubled debt restructurings.

There were no foreclosed real estate properties at June 30, 2019. There were two foreclosed real estate properties totaling $217 at December 31, 2018. They consisted of one commercial real estate property totaling $127 and one residential mortgage property totaling $90.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $25 and $50 for the three and six months ended June 30, 2019, and $26 and $52 for the three and six months ended June 30, 2018.

A summary of the ESOP shares as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Shares allocated to participants	3,226	6,451
Shares released to participants	12,902	6,451
Unreleased shares	112,896	116,122
Total	129,024	129,024

Fair Value of Unreleased Shares	$1,783,757	$1,761,571

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

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

At June 30, 2019, no stock options were exercisable.

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

Total compensation cost recognized in the income statement for share-based payment arrangements at June 30, 2019 and 2018 was $123 and $0.

As of June 30, 2019, there was approximately $1,039 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a remaining weighted-average period of 4.1 years.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

Quantitative measures established by regulatory reporting standards, to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital (as defined), Tier I capital (as defined) and common equity Tier 1capital (as defined) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2019 and December 31, 2018 that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2019 and December 31, 2018 the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier 1 risk-based capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), banking regulatory agencies including the Federal Reserve Board must establish for institutions with less than $10 billion of assets a “community bank leverage ratio” of tangible equity capital to total average consolidated assets of between 8 to 10%. Institutions with capital meeting the specified requirement and electing to follow the alternative regulatory capital structure will be considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The establishment of the community bank leverage ratio is subject to notice and comment rulemaking by the federal regulators and the agencies issued a proposed rule in February 2019 that would set the “community bank leverage ratio” at 9%.

In addition, as a result of the Act, the Federal Reserve Board has amended its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance sheet activities, and (3) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, are not subject to consolidated regulatory capital requirements.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

The Bank’s actual capital amounts and ratios are presented in the following tables (minimum capital requirements exclude the capital conservation buffer):

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Equity	$21,236
Allowance for loan losses	1,156

Total risk-based capital (to risk-weighted assets)	$22,392	16.8%	$10,674	8.0%	$13,342	10.0%

Tier I capital (to risk-weighted assets)	21,236	15.9%	8,005	6.0%	10,674	8.0%

Common equity Tier I capital (to risk-weighted assets)	21,236	15.9%	6,004	4.5%	8,672	6.5%

Tier I capital (to adjusted total assets)	21,236	15.5%	5,496	4.0%	6,870	5.0%

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Equity	$20,849
Allowance for loan losses	1,187

Total risk-based capital (to risk-weighted assets)	$22,036	16.9%	$10,459	8.0%	$13,074	10.0%

Tier I capital (to risk-weighted assets)	20,849	15.9%	7,844	6.0%	10,459	8.0%

Common equity Tier I capital (to risk-weighted assets)	20,849	15.9%	5,883	4.5%	8,498	6.5%

Tier I capital (to adjusted total assets)	20,849	15.2%	5,495	4.0%	6,868	5.0%

Note 7:	Disclosure About Fair Values of Assets and Liabilities

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

Nonrecurring Measurements

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2019 and December 31, 2018:

		Fair Value Measurements Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2019	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$71	$-	$-	$71

		Fair Value Measurements Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2018	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$71	$-	$-	$71

Fair value adjustments, consisting of charge-offs or allocated allowances, on impaired loans and foreclosed assets held for sale during the six months ended June 30, 2019 and the year ended December 31, 2018 amounted to $2 and $3, respectively.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation
	6/30/2019	Technique	Unobservable Inputs	Range
Impaired loans (collateral dependent)	$71	Market comparable properties	Marketability discount	10% - 15%

	Fair Value at	Valuation
	12/31/2018	Technique	Unobservable Inputs	Range
Impaired loans (collateral dependent)	$71	Market comparable properties	Marketability discount	10% - 15%

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

Loans

The estimated fair value of loans as of June 30, 2019 follows the guidance in ASU 2016-01, which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments. The fair value calculation at that date discounted estimated future cash flows using rates that incorporated discounts for credit, liquidity and marketability factors. The fair value estimate shown as of December 31, 2018 used an “entry price” approach. The fair value calculation for that date discounted estimated future cash flows using the market rates at which similar notes would be made to borrowers with similar credit ratings and for the same remaining maturities. The market rates used are based on current rates the Bank would impose for similar loans and reflect a market participant assumption about risks associated with nonperformance, illiquidity, and the structure and term of the loans along with local economic and market conditions. Consequently, the fair value disclosures for June 30, 2019 and December 31, 2018 are not directly comparable.

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to sell securities is estimated based on current market prices for securities of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2019 and December 31, 2018, the fair value of such commitments was not material.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present estimated fair values of the Bank’s financial instruments at June 30, 2019 and December 31, 2018.

			Fair Value Measurements Using
June 30, 2019	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$7,805	$7,805	$7,805	$-	$-
Interest-bearing time deposits	2,490	2,490	2,490	-	-
Loans held for sale	5,711	5,711	-	-	5,711
Loans, net of allowance for losses	113,308	113,962	-	-	113,962
FHLB stock	816	816	-	816	-
FHLB lender risk account receivable	3,406	3,505	-	-	3,505
Interest receivable	358	358	-	358	-

Financial Liabilities
Deposits	109,275	109,319	62,380	46,939	-
Advances from borrowers for taxes and insurance	272	272	-	272	-
Interest payable	2	2	-	2	-

			Fair Value Measurements Using
December 31, 2018	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$7,434	$7,434	$7,434	$-	$-
Interest-bearing time deposits	3,486	3,486	3,486	-	-
Loans held for sale	1,827	1,827	-	-	1,827
Loans, net of allowance for losses	113,317	114,248	-	-	114,248
FHLB stock	754	754	-	754	-
FHLB lender risk account receivable	3,377	3,377	-	-	3,377
Interest receivable	354	354	-	354	-

Financial Liabilities
Deposits	106,369	105,829	59,872	45,957	-
FHLB advances	-	-	-	-	-
Advances from borrowers for taxes and insurance	950	950	-	950	-
Interest payable	1	1	-	1	-

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

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

At June 30, 2019, the Bank had loans approved but not yet originated with interest rates ranging from 3.875% to 4.375% for $217 secured by one-to four-family residential real estate. At December 31, 2018, the Bank had no loans approved but not yet originated. At June 30, 2019, the Bank had undisbursed loans in process of $8,243 with interest rate ranges of 3.125% to 5.250%. At December 31, 2018 the Bank had undisbursed loans in process of $9,485 with interest rate ranges from 3.125% to 5.730%.

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

Lines and letters of credit at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Unused lines of credit	$3,732	$3,905
Unused home equity lines	11,522	12,145

Total commitments	$15,254	$16,050

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

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

In February 2016, the FASB issued ASU No. 2016-02 "Leases (Topic 842)." ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn't convey risks and rewards or control, the lease is classified as an operating lease. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. The impact is not expected to have a material effect on the Company’s financial position or results of operations since the Company does not have a material amount of lease agreements. The Company is continuing to evaluate the amendments and will subsequently implement new processes to comply with the ASU. In addition, the Company will change its current accounting practice to comply with the amendments and such changes as mentioned above.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments." The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity's current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the financial assets. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan,

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019 (Unaudited) and December 31, 2018

Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

there is the potential for an increase in the ALL at the adoption date. The Company is anticipating a significant change in processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider the expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company has continued developing processes during the second quarter of 2019. Management continues to focus its attention on collecting historical loan loss data, loan level data, and evaluating data capabilities to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 3.

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

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2019 and 2018 is intended to assist in understanding the financial condition and result of operations of the Bank. The information contained in this section should be read in conjunction with the Unaudited Condensed Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Total Assets. Total assets were $140.7 million at June 30, 2019, an increase of $3.6 million, or 2.6%, over the $137.1 million at December 31, 2018. The increase was primarily due to an increase in loans held for sale of $3.9 million, and an increase in cash and cash equivalents of $371,000, offset by a decrease in interest-bearing time deposits in other banks of $996.

Net Loans. Net loans totaled $113.3 million at both June 30, 2019 and December 31, 2018. During the six months ended June 30, 2019, we originated $44.5 million of loans, $40.5 million of which were one- to four-family residential real estate loans, and sold $26.8 million of loans in the secondary market. During the six months ended June 30, 2019, one- to four-family residential real estate loans decreased $1.6 million, or 2.3%, to $65.6 million, multi-family loans decreased $37,000, or 3.1%, to $1.1 million, commercial real estate loans and land loans increased $1.6 million, or 8.8%, to $19.1 million, construction loans increased $853,000, or 7.3%, to $12.6 million, home equity and other consumer loans decreased $2.3 million, or 16.9% to $11.5 million, and commercial loans decreased $94,000, or 1.6% to $5.9 million. Despite the small decrease in loan balances during the quarter, our strategy to grow and diversify our loan portfolio will continue. We expect that such growth will be achieved amid strong competition for commercial real estate and one- to four-family residential mortgage loans in our market area in the current interest rate environment.

Interest-Bearing Deposits in Other Banks. The Bank’s investment in certificates of deposit in other banks decreased $996,000, or 28.6% to $2.5 million as of June 30, 2019.

Foreclosed Assets. Foreclosed assets decreased $217,000, or 100.0%, at June 30, 2019 from $217,000 at December 31, 2018. Both properties were sold during the six months ended June 30, 2019 for a gain of $28,000.

Deposits. Deposits increased by $2.9 million, or 2.7%, to $109.3 million at June 30, 2019 from $106.4 million at December 31, 2018. Our core deposits, which are all deposits other than certificates of deposit, increased $2.5 million, or 4.2%, to $62.4 million at June 30, 2019 from $59.9 million at December 31, 2018. Certificates of deposit increased $397,000, or 0.9%, to $46.9 million at June 30, 2019 from $46.5 million at December 31, 2018. During the six months ended June 30, 2019, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Federal Home Loan Bank Advances. At June 30, 2019, the Bank had no advances from the Federal Home Loan Bank.

Shareholders’ Equity. Shareholders’ Equity increased $193,000, or 0.7%, to $28.0 million at June 30, 2019 from $27.8 million at December 31, 2018. The increase resulted from net income of $162,000 during the six months ended June 30, 2019, expense of $50,000 related to the ESOP shares committed to be released and expense of $123,000 related to stock based compensation, offset by a repurchase of common stock of $142,000.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and June 30, 2018

General. Our net income for the three months ended June 30, 2019 was $81,000, compared to a net income of $84,000 for the three months ended June 30, 2018, a decrease of $3,000, or 3.6%. The decrease in net income was primarily due to a $154,000 increase in noninterest expense, the result of an increase in compensation and employee benefits from the addition of new employees, and stock based compensation expense, an increase in interest expense of $82,000, offset by an increase in interest income of $128,000, and an increase in non-interest income of $102,000, the result of an increase in net gain on loan sales during the three months ended June 30, 2019.

Interest Income. Interest income increased $128,000, or 10.4%, to $1.4 million for the three months ended June 30, 2019 from $1.2 million for the three months ended June 30, 2018. This increase was primarily attributable to a $132,000 increase in interest income on loans receivable. The average balance of loans for the three months ended June 30, 2019 increased by $7.6 million, or 7.3%, from the average balance for the three months ended June 30, 2018, and the average yield on loans increased by 17 basis points to 4.67% for the three months ended June 30, 2019 from 4.50% for the three months ended June 30, 2018.

Interest Expense. Total interest expense increased $82,000, or 44.3%, to $267,000 for the three months ended June 30, 2019 from $185,000 for the three months ended June 30, 2018. This increase is primarily the result of interest expense on our deposit accounts. The average balance of deposits for the three months ended June 30, 2019 increased by $2.8 million, or 2.9% from the average balance for the three months ended June 30, 2018, while the average cost of deposits increased by 30 basis points to 1.06% for the three months ended June 30, 2019 from 0.76% for the three months ended June 30, 2018.

Interest expense on FHLB advances was $1,000 for the three months ended June 30, 2019. The average balance of FHLB advances during the three months ended June 30, 2019 increased by $86,000, from the average balance for the three months ended June 30, 2018.

Net Interest Income. Net interest income increased $46,000, or 4.4%, to $1.1 million for the three months ended June 30, 2019, compared to $1.1 million for the three months ended June 30, 2018. The increase reflected an increase in total interest and dividend income of $128,000, offset by an increase in total interest expense of $82,000. Our net interest margin increased to 3.59% for the three months ended June 30, 2019 from 3.57% for the three months ended June 30, 2018. Our net interest rate spread decreased to 3.40% for the three months ended June 30, 2019 from 3.44% for the three months ended June 30, 2018. The interest rate spread and net interest margin were impacted by rising interest rates in the three months ended June 30, 2019.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded no provision for loan losses for the three months ended June 30, 2019 and 2018. The allowance for loan losses was $1.2 million, or 0.94% of total loans, at June 30, 2019, compared to $1.2 million, or 0.96% of total loans, at December 31, 2018. Total nonperforming loans were $571,000 at June 30, 2019, compared to $740,000 at December 31, 2018. Classified loans decreased to $1.4 million at June 30, 2019, compared to $1.7 million at December 31, 2018. Total loans past due 30 days or more were $1.0 million and $1.2 million at June 30, 2019 and December 31, 2018, respectively. Net recovery totaled $4,000 for the three months ended June 30, 2019, compared to $18,000 of net loan charge-off for the three months ended June 30, 2018. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2019 and 2018. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $102,000, or 22.7%, to $552,000 for the three months ended June 30, 2019 from $450,000 for the three months ended June 30, 2018. The increase was primarily due to an increase in the net gain on sale of loans during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Non-Interest Expense. Non-interest expense increased $154,000, or 11.1%, to $1.5 million for the three months ended June 30, 2019, compared to $1.4 million for the three months ended June 30, 2018. The increase was primarily the result of an increase in compensation and employee benefits of $160,000 from the addition of new employees, and stock based compensation expense related to the equity incentive plans.

Federal Income Taxes. Federal income taxes decreased by $3,000 to an income tax expense of $22,000 for the three months ended June 30, 2019, compared to an income tax expense of $25,000 for the three months ended June 30, 2018. The reduction in income tax expense for the three months ended June 30, 2019 was a direct result of the increase in non-interest expense, and the resulting decrease in net income.

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

	For the Three Months Ended June 30,
	2019			2018
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (4)	Balance	Interest	Cost (4)

Assets:
Interest Earning Assets
Loans	$111,318	$1,300	4.67%	$103,723	$1,168	4.50%
Interest earning deposits	10,866	63	2.32%	13,800	67	1.94%
Total interest -earning assets	122,184	1,363	4.46%	117,523	1,235	4.20%
Total non-interest earning assets	15,249			15,148
Total assets	$137,433			$132,671

Liabilities and Equity:
Interest bearing checking	19,466	8	0.16%	17,542	7	0.16%
Savings	16,413	6	0.15%	17,681	6	0.14%
Money Market	17,474	19	0.43%	18,665	11	0.24%
CD's	47,311	233	1.97%	43,971	161	1.46%
Total interest-bearing deposits	100,664	266	1.06%	97,859	185	0.76%
FHLB Advances	87	1	2.60%	1	-	3.33%
Total interest bearing liabilities	100,751	267	1.06%	97,860	185	0.76%
Total non-interest-bearing liabilities	8,826			7,263

Total liabilities	109,577			105,123
Total equity	27,856			27,548
Total liabilities and equity	$137,433			$132,671

Net interest income		$1,096			$1,050
Net interest rate spread (1)			3.40%			3.44%
Net interest earning assets (2)	$21,433			$19,663
Net interest margin (3)			3.59%			3.57%
Ratio of average interest-earning assets to average interest bearing liabilities	121.27%			120.09%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Average yield/cost is annualized

Comparison of Operating Results for the Six Months Ended June 30, 2019 and June 30, 2018

General. Our net income for the six months ended June 30, 2019 was $162,000, compared to a net income of $212,000 for the six months ended June 30, 2018, a decrease of $50,000, or 23.6%. The decrease in net income was due to an increase in non-interest expense of $295,000, and a $150,000 increase in interest expense. The negative impact of these changes was partially offset by a $317,000 increase in total interest income, and an $82,000 increase in non-interest income for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Interest Income. Interest income increased $317,000, or 13.2%, to $2.7 million for the six months ended June 30, 2019 from $2.4 million for the six months ended June 30, 2018. This increase was attributable to a $325,000 increase in interest income on loans receivable. The average balance of loans during the six months ended June 30, 2019 increased by $6.2 million, or 5.3%, from the average balance for the six months ended June 30, 2018, and the average yield on loans increased by 16 basis points to 4.61% for the six months ended June 30, 2019 from 4.45% for the six months ended June 30, 2018.

Interest Expense. Total interest expense increased $150,000, or 42.4%, to $504,000 for the six months ended June 30, 2018 from $354,000 for the six months ended June 30, 2018. Interest expense on deposit accounts increased $149,000, or 42.1%, to $503,000 for the six months ended June 30, 2019 from $354,000 for the six months ended June 31, 2018. The average balance of deposits during the six months ended June 30, 2019 increased by $3.3 million, or 3.4% from the average balance for the six months ended June 30, 2018, while the average cost of deposits increased by 27 basis points to 1.00% for the six months ended June 30, 2019 from 0.73% for the six months ended June 30, 2018.

Interest expense on FHLB advances increased $1,000, or 100.0%, to $1,000 for the six months ended June 30, 2019 compared to $0 for the six months ended June 30, 2018.

Net Interest Income. Net interest income increased $167,000, or 8.2%, to $2.2 million for the six months ended June 30, 2019, compared to $2.0 million for the six months ended June 30, 2018. The increase reflected an increase in total interest and dividend income of $317,000, offset by an increase in total interest expense of $150,000. Our net interest margin increased to 3.59% for the six months ended June 30, 2019 from 3.49% for the six months ended June 30, 2018. Our net interest rate spread increased to 3.40% for the six months ended June 30, 2019 from 3.37% for the six months ended June 30, 2018. The interest rate spread and net interest margin were impacted by rising interest rates in the six months ended June 30, 2019.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded no provision for loan losses for the six months ended June 30, 2019 and 2018. The allowance for loan losses was $1.2 million, or 0.94% of total loans, at June 30, 2019, compared to $1.2 million, or 0.96% of total loans, at December 31, 2018. Total nonperforming loans were $571,000 at June 30, 2019, compared to $740,000 at December 31, 2018. Classified loans decreased to $1.4 million at June 30, 2019, compared to $1.7 million at December 31, 2018. Total loans past due 30 days or more were $1.0 million and $1.2 million at June 30, 2019 and December 31, 2018, respectively. Net charge-offs totaled $31,000 for the six months ended June 30, 2019, compared to $14,000 of net loan charge-off for the six months ended June 30, 2018. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2019 and 2018. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $82,000, or 9.3%, to $961,000 for the six months ended June 30, 2019 from $879,000 for the six months ended June 30, 2018. The increase was primarily due to an increase in the net gain on sale of loans of $60,000, and a $28,000 gain on sale of foreclosed real estate during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Non-Interest Expense. Non-interest expense increased $295,000, or 11.1%, to $3.0 million for the six months ended June 30, 2019, compared to $2.7 million for the six months ended June 30, 2018. The increase was primarily the result of an increase in compensation and employee benefits of $283,000 from the addition of new employees, and stock based compensation expense related to the equity incentive plans.

Federal Income Taxes. Federal income taxes increased by $4,000 to an income tax expense of $50,000 for the six months ended June 30, 2019, compared to an income tax expense of $46,000 for the three months ended June 30, 2018. For the six months ended June 30, 2019, the Company incurred stock based compensation expense not incurred in the six months ended June 30, 2018.

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

	For the Six Months Ended June 30,
	2019			2018
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (4)	Balance	Interest	Cost (4)

Assets:
Interest Earning Assets
Loans	$112,063	$2,584	4.61%	$101,459	$2,259	4.45%
Interest earning deposits	11,340	133	2.35%	15,736	141	1.79%
Total interest -earning assets	123,403	2,717	4.40%	117,195	2,400	4.10%
Total non-interest earning assets	13,527			14,212
Total assets	$136,930			$131,407

Liabilities and Equity:
Interest bearing checking	19,173	15	0.16%	17,416	13	0.15%
Savings	16,244	12	0.15%	17,365	12	0.14%
Money Market	17,437	30	0.34%	19,344	22	0.23%
CD's	47,523	446	1.88%	42,924	307	1.43%
Total interest-bearing deposits	100,377	503	1.00%	97,049	354	0.73%
FHLB Advances	43	1	2.60%	4	-	3.33%
Total interest bearing liabilities	100,420	504	1.00%	97,053	354	0.73%
Total non-interest-bearing liabilities	8,647			6,846

Total liabilities	109,067			103,899
Total equity	27,863			27,508
Total liabilities and equity	$136,930			$131,407

Net interest income		$2,213			$2,046
Net interest rate spread (1)			3.40%			3.37%
Net interest earning assets (2)	$22,983			$20,142
Net interest margin (3)			3.59%			3.49%
Ratio of average interest-earning assets to average interest bearing liabilities	122.89%			120.75%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Average yield/cost is annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and proceeds from the sale of loans. We also have the ability to borrow from the FHLB-Cincinnati. At June 30, 2019, we had no outstanding advances from the FHLB-Cincinnati. At June 30, 2019, we had the capacity to increase our collateral based borrowings by approximately $56.5 million from the FHLB-Cincinnati.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $2.9 million for the six months ended June 30, 2019, while net cash used in operating activities was $655,000 for the six months ended June 30, 2018. Net cash provided by investing activities was $1.2 million for the six months ended June 30, 2019, while the net cash used by investing activities was $8.7 million for the six months ended June 30, 2018. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, was $2.1 million for the six month ended June 30, 2019, while the net cash provided by financing activities was $1.9 million for the six months ended June 30, 2018, resulting from activity in deposit accounts and repurchases of common stock.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2019, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $21.2 million, or 15.5% of adjusted total assets, which is above the well-capitalized required level of $6.9 million, or 5.0%; and total risk-based capital of $22.4 million, or 16.8% of risk-weighted assets, which is above the well-capitalized required level of $13.3 million, or 10.0%. Accordingly, Eagle Savings Bank was categorized as well capitalized at June 30, 2019 and December 31, 2018. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2019, we had outstanding commitments to originate loans of $23.7 million, including undisbursed funds on construction loans and funds available on undrawn lines of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature within one year from June 30, 2019 totaled $26.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as mended) as of June 30, 2019. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Offer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2019 there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in the Eagle Financial Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on March 27, 2019 (“Form 10-K”), including under “Item 1.A. Risk Factors”, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At June 30, 2019, the risk factors for Eagle Financial Bancorp, Inc. have not changed materially from those reported in the Form 10-K. However, the risks described in the Form 10-K are not the only risks that we face.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the Company’s purchase of its common stock during the quarter ended June 30, 2019.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
April 2019	-	$-	12,000	69,285
May 2019	-	$-	12,000	69,285
June 2019	2,100	$15.91	14,100	67,185
Total	2,100	$15.91

(1)	On December 12, 2018, the Company announced the adoption of a stock repurchase program under which the Company could repurchase up to 81,285 shares of its common stock, or approximately 5% of the then current outstanding shares. At June 30, 2019, the Company had purchased a total of 14,100 shares of the Company’s common stock under this program at an average price of $15.64 per share, and there remained 67,185 shares still available for repurchase under the program. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program has no expiration date, but may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following material from Eagle Financial Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 12, 2019	By:	/s/Gary J. Koester
Gary J. Koester
President and Chief Executive Officer

Date:	August 12, 2019	By:	/s/Kevin R. Schramm
Kevin R. Schramm
Vice President, Chief Financial Officer and Treasurer

