Form 10-Q
period 2019-09-30
Eagle Financial Bancorp, Inc.
filed 2019-11-08
CIK 1699018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2019

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

Yes ☐        No ☒

There were 1,606,058 shares of the Registrant’s common stock issued and outstanding as of November 8, 2019.

Part I. Financial Information

Item 1.	Financial Statements

Eagle Financial Bancorp, Inc.

Condensed Consolidated Balance Sheets

September 30, 2019 (Unaudited) and December 31, 2018

(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets
Cash and due from banks	$384	$471
Federal Reserve Bank and Federal Home Loan Bank (FHLB) demand accounts	8,399	6,963
Cash and cash equivalents	8,783	7,434
Interest-bearing time deposits in other banks	2,988	3,486
Loans held for sale	9,948	1,827
Loans, net of allowance for loan losses of $1,161 and $1,187 at September 30, 2019 and December 31, 2018, respectively	109,249	113,317
Premises and equipment - at depreciated cost	4,109	4,210
FHLB stock - at cost	816	754
Foreclosed assets held for sale, net	-	217
Bank-owned life insurance (BOLI)	1,993	1,958
FHLB lender risk account receivable	3,464	3,377
Accrued interest receivable	343	354
Prepaid federal income taxes	102	-
Other assets	513	151

Total assets	$142,308	$137,085

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$6,346	$5,878
Interest-bearing	105,319	100,491
Total deposits	111,665	106,369

Advances from borrowers for taxes and insurance	580	950
Accrued interest payable	2	1
Accrued supplemental retirement plans	1,464	1,301
Accrued federal income tax	-	182
Deferred federal tax liability	15	131
Other liabilities	712	377

Total liabilities	114,438	109,311

Shareholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized at September 30, 2019 and December 31, 2018; issued 1,654,758 at September 30, 2019 and December 31, 2018; outstanding 1,612,158 at September 30,2019 and 1,649,758 at December 31, 2018	16	16
Additional paid-in capital	14,374	14,758
Retained earnings	14,593	14,161
Unearned Employee Stock Ownership Plan ("ESOP") shares	(1,113)	(1,161)
Total shareholders' equity	27,870	27,774

Total liabilities and shareholders' equity	$142,308	$137,085

See accompanying notes to condensed consolidated financial statements.

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest and Dividend Income
Interest earned on loans	$1,268	$1,228	$3,852	$3,487
Dividends on FHLB stock	11	12	33	34
Other interest-earning deposits	81	52	192	171

Total interest and dividend income	1,360	1,292	4,077	3,692

Interest Expense
Interest on deposits	302	202	805	556
FHLB advances	-	-	1	-
Total interest expense	302	202	806	556

Net Interest Income	1,058	1,090	3,271	3,136

Provision for Loan Losses	-	99	-	99

Net Interest Income After Provision for Loan Losses	1,058	991	3,271	3,037

Noninterest Income
Net gains on loan sales	802	430	1,627	1,195
Other service charges and fees	116	51	200	142
Gain on sale of foreclosed real estate	-	-	28	-
Income from BOLI	11	12	35	35

Total noninterest income	929	493	1,890	1,372

Noninterest Expense
Compensation and benefits	1,117	837	3,138	2,575
Occupancy and equipment, net	62	62	187	184
Data processing	78	74	237	227
Legal and professional services	94	113	261	266
FDIC premium expense	9	10	17	30
Foreclosed real estate impairments and expenses, net	-	6	21	6
Franchise and other taxes	55	60	167	160
Advertising	41	38	76	78
ATM processing expense	22	22	68	62
Other expenses	160	161	428	462

Total noninterest expense	1,638	1,383	4,600	4,050

Income Before Income Taxes	349	101	561	359

Income Taxes
Provision for Income taxes	79	22	129	68

Total income taxes	79	22	129	68

Net Income and Comprehensive Income	$270	$79	$432	$291

Earnings per share - basic	$0.18	$0.05	$0.28	$0.19
Earnings per share - diluted	$0.18	$0.05	$0.28	$0.19
Weighted-average shares outstanding - basic	1,486,647	1,494,487	1,487,604	1,492,906
Weighted-average shares outstanding - diluted	1,486,647	1,494,487	1,487,604	1,492,906

See accompanying notes to condensed consolidated financial statements.

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

		Additional		Unearned
	Common	Paid-In	Retained	ESOP
	Stock	Capital	Earnings	Shares	Total
For the three months ended September 30, 2019
Balance at July 1, 2019	$16	$14,757	$14,323	$(1,129)	$27,967
Net income	-	-	270	-	270
ESOP shares earned	-	9	-	16	25
Stock based compensation expense	-	62	-	-	62
Repurchase of common stock	-	(454)	-	-	(454)
Balance at September 30, 2019	$16	$14,374	$14,593	$(1,113)	$27,870

For the nine months ended September 30, 2019
Balance at January 1, 2019	$16	$14,758	$14,161	$(1,161)	$27,774
Net income	-	-	432	-	432
ESOP shares earned	-	27	-	48	75
Stock based compensation expense	-	185	-	-	185
Repurchase of common stock	-	(596)	-	-	(596)
Balance at September 30, 2019	$16	$14,374	$14,593	$(1,113)	$27,870

For the three months ended September 30, 2018
Balance at July 1, 2018	$16	$14,749	$14,029	$(1,193)	$27,601
Net income	-	-	79	-	79
ESOP shares earned	-	10	-	16	26
Stock based compensation expense	-	6	-	-	6
Balance at September 30, 2018	$16	$14,765	$14,108	$(1,177)	$27,712

For the nine months ended September 30, 2018
Balance at January 1, 2018	$16	$14,730	$13,817	$(1,226)	$27,337
Net income	-	-	291	-	291
ESOP shares earned	-	29	-	49	78
Stock based compensation expense	-	6	-	-	6
Balance at September 30, 2018	$16	$14,765	$14,108	$(1,177)	$27,712

See accompanying notes to condensed consolidated financial statements.

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

	Nine Months Ended
	September 30,
	2019	2018
Operating Activities
Net income	$432	$291
Items not requiring (providing) cash:
Depreciation and amortization	150	191
Proceeds on sale of loans in the secondary market	55,028	42,740
Loans originated for sale in the secondary market	(61,522)	(40,437)
Gain on sale of loans	(1,627)	(1,195)
ESOP compensation expense	75	78
Stock based compensation expense	185	6
Provision for loan losses	-	99
(Gain) Loss on sale of foreclosed real estate	(28)	-
Deferred federal tax liability	(116)	-
Increase in cash surrender value of BOLI	(35)	(35)
Changes in:
FHLB lender risk account receivable	(87)	(110)
Accrued interest receivable and interest payable	12	(67)
Other assets and prepaid federal income taxes	(646)	3
Accrued supplemental retirement plans	163	166
Accrued expenses and other liabilities	335	195

Net cash flows (used in) provided by operating activities	(7,681)	1,925

Investing Activities
Net decrease in interest-bearing time deposits in other banks	498	846
Net decrease (increase) in loans	4,067	(14,649)
Purchase of FHLB stock	(62)	(18)
Purchase of premises and equipment	(48)	(53)
Proceeds from sale of foreclosed real estate	245	46

Net cash provided by (used in) investing activities	4,700	(13,828)

Financing Activities
Net increase in deposits	5,296	6,254
Repayment of FHLB advances	-	(9)
Repurchase of common stock	(596)	-
Net decrease in advances from borrowers for taxes and insurance	(370)	(244)

Net cash provided by financing activities	4,330	6,001

Increase (Decrease) in Cash and Cash Equivalents	1,349	(5,902)

Cash and Cash Equivalents, Beginning of Period	7,434	15,350

Cash and Cash Equivalents, End of Period	$8,783	$9,448

Supplemental Cash Flows Information:
Interest paid	$805	$556
Income taxes paid	528	45
Transfers to foreclosed assets held for sale	-	263

See accompanying notes to condensed consolidated financial statements.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 (Unaudited) and December 31, 2018

Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

Following the Bank’s conversion, voting rights are held and exercised exclusively by the shareholders of the holding company. Deposit account holders continue to be insured by the FDIC. A liquidation account was established in an amount equal to the Bank’s total equity as of the latest balance sheet date in the final offering circular used in the conversion. Each eligible account holder or supplemental account holder are entitled to a proportionate share of this account (a”subaccount”) in the event of a complete liquidation of the Bank, and only in such event. The value of this subaccount is subject to an annual decrease based on decreases in the eligible account holder’s or supplemental account holder’s deposit balance, and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after conversion in the related deposit balance.

The Bank may not pay a dividend on its capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. In addition, the stock holding company is subject to certain laws and regulations that may restrict the payout of dividends by the holding company and the repurchase of its capital stock.

The Conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

Basis of Presentation and Consolidation

The condensed consolidated financial statements as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018, include Eagle Financial Bancorp, Inc. and the Bank, its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 (Unaudited) and December 31, 2018

Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

The accompanying condensed balance sheet of the Company as of December 31, 2018, which has been derived from audited financial statements, and unaudited condensed financial statements of the Company as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018, were prepared in accordance with instructions for Form 10-Q and Article 8-03 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2018 included in the Registrant’s Form 10-K (the “Form 10-K”). Reference is made to the accounting policies of the Company described in the Notes to Financial Statements contained in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed financial statements as of September 30, 2019 and the results of operations and cash flows for the three and nine months ended September 30, 2019 and 2018. All interim amounts have not been audited and the results of operations for the three and nine months ended September 30, 2019 and 2018, herein are not necessarily indicative of the results of operations to be expected for the entire year.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 (Unaudited) and December 31, 2018

Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, FHLB lender risk account receivable, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and fair values of financial instruments.

Revisions

Certain immaterial revisions have been made to the 2018 financial statements related to the presentation of common stock repurchased by the Company. These revisions did not have a significant impact on the financial statement line items impacted.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 (Unaudited) and December 31, 2018

Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

Basic earnings per common share (“EPS”) allocated to common shareholders is calculated using the two-class method and is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“the ESOP”) are shown as a reduction in stockholder’s equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released. Diluted earnings per share is adjusted for the dilutive effects of stock-based compensation and is calculated using the two-class method or the treasury method. There were no dilutive effects at September 30, 2019 or 2018.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net Income	$270	$79	$432	$291
Less allocation of earnings to participating securities	7	-	12	-
Net income allocated to common shareholders	$263	$79	$420	$291

Shares Outstanding for basic earnings per common share:

Weighted Average shares outstanding:	1,600,080	1,612,808	1,601,844	1,612,808
Less: Average Unearned ESOP shares:	113,433	118,321	114,240	119,902
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	1,486,647	1,494,487	1,487,604	1,492,906

Basic earnings per common share:	$0.18	$0.05	$0.28	$0.19

Effect of dilutive securities:
Stock Options	-	-	-	-
Weighted average number of shares outstanding used in the calculation of dilutive earnings per common share	1,486,647	1,494,487	1,487,604	1,492,906
Diluted earnings per common share:	$0.18	$0.05	$0.28	$0.19

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 (Unaudited) and December 31, 2018

Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

Note 3:	Loans and Allowance for Loan Losses

The composition of the loan portfolio at September 30, 2019 and December 31, 2018 was as follows:

	September 30,	December 31,
	2019	2018

Residential mortgage loans	$60,253	$67,169
Commercial real estate and land loans	21,143	17,587
Home equity and other consumer	10,163	13,773
Residential construction loans	13,418	11,756
Residential mortgage loans, non-owner occupied	5,938	6,464
Multi-family real estate loans	1,122	1,185
Commercial loans	5,926	6,041
	117,963	123,975

Net deferred loan costs	6	14
Loans in process	(7,559)	(9,485)
Allowance for loan losses	(1,161)	(1,187)

Net loans	$109,249	$113,317

Loans serviced for the benefit of others at September 30, 2019 and December 31, 2018 amounted to $1,678 and $1,816, respectively.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 (Unaudited) and December 31, 2018

Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 (Unaudited) and December 31, 2018

Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine months ended September 30, 2019 and 2018 and year ended December 31, 2018:

Nine Months Ended September 30, 2019 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of year	$409	$260	$313	$128	$42	$14	$21	$1,187
Provision charged (credited) to expense	(76)	91	(39)	32	(7)	-	(1)	-
Losses charged off	-	-	(39)	-	-	-	-	(39)
Recoveries	12	-	-	-	1	-	-	13

Balance, end of period	$345	$351	$235	$160	$36	$14	$20	$1,161

Ending balance: individually evaluated for impairment	$1	$-	$-	$-	$-	$-	$-	$1

Ending balance: collectively evaluated for impairment	$344	$351	$235	$160	$36	$14	$20	$1,160

Loans:
Ending balance	$60,253	$21,143	$10,163	$13,418	$5,938	$1,122	$5,926	$117,963

Ending balance: individually evaluated for impairment	$72	$-	$40	$-	$183	$-	$-	$295

Ending balance: collectively evaluated for impairment	$60,181	$21,143	$10,123	$13,418	$5,755	$1,122	$5,926	$117,668

Three Months Ended September 30, 2019 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of period	$377	$295	$266	$138	$46	$14	$20	$1,156
Provision charged (credited) to expense	(37)	56	(31)	22	(10)	-	-	-
Losses charged off	-	-	-	-	-	-	-	-
Recoveries	5	-	-	-	-	-	-	5

Balance, end of period	$345	$351	$235	$160	$36	$14	$20	$1,161

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 (Unaudited) and December 31, 2018

Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

Nine Months Ended September 30, 2018 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of year	$283	$199	$276	$116	$122	$25	$160	$1,181
Provision charged (credited) to expense	148	118	30	(6)	(44)	(11)	(136)	99
Losses charged off	(35)	(68)	-	-	-	-	-	(103)
Recoveries	11	-	-	-	1	-	-	12

Balance, end of period	$407	$249	$306	$110	$79	$14	$24	$1,189

Three Months Ended September 30, 2018 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of period	$422	$205	$304	$117	$85	$14	$20	$1,167
Provision charged (credited) to expense	(6)	112	2	(7)	(6)	-	4	99
Losses charged off	(13)	(68)	-	-	-	-	-	(81)
Recoveries	4	-	-	-	-	-	-	4

Balance, end of period	$407	$249	$306	$110	$79	$14	$24	$1,189

Year Ended December 31, 2018	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of year	$283	$199	$276	$116	$122	$25	$160	$1,181
Provision charged (credited) to expense	146	129	44	12	(82)	(11)	(139)	99
Losses charged off	(35)	(68)	(7)	-	-	-	-	(110)
Recoveries	15	-	-	-	2	-	-	17

Balance, end of year	$409	$260	$313	$128	$42	$14	$21	$1,187

Ending balance: individually evaluated for impairment	$3	$-	$-	$-	$-	$-	$-	$3

Ending balance: collectively evaluated for impairment	$406	$260	$313	$128	$42	$14	$21	$1,184

Loans:
Ending balance	$67,169	$17,587	$13,773	$11,756	$6,464	$1,185	$6,041	$123,975

Ending balance: individually evaluated for impairment	$74	$-	$43	$-	$190	$-	$-	$307

Ending balance: collectively evaluated for impairment	$67,095	$17,587	$13,730	$11,756	$6,274	$1,185	$6,041	$123,668

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 (Unaudited) and December 31, 2018

Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

Eagle Financial Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited) and December 31, 2018
Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(Amounts in thousands, except share and per share data)

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of September 30, 2019 and December 31, 2018:

September 30, 2019 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Rating
Satisfactory (5-8)	$59,786	$20,952	$10,038	$13,418	$5,449	$1,122	$5,771	$116,536
Special mention (1)	-	-	-	-	-	-	-	-
Substandard (2)	467	191	125	-	489	-	155	1,427
Doubtful (3)	-	-	-	-	-	-	-	-
Loss (4)	-	-	-	-	-	-	-	-

Total	$60,253	$21,143	$10,163	$13,418	$5,938	$1,122	$5,926	$117,963

December 31, 2018	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Rating
Satisfactory (5-8)	$66,074	$17,390	$13,552	$11,756	$6,442	$1,185	$5,868	$122,267
Special mention (1)	-	-	-	-	-	-	-	-
Substandard (2)	1,095	197	221	-	22	-	173	1,708
Doubtful (3)	-	-	-	-	-	-	-	-
Loss (4)	-	-	-	-	-	-	-	-

Total	$67,169	$17,587	$13,773	$11,756	$6,464	$1,185	$6,041	$123,975

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three and nine months ended September 30, 2019.

Eagle Financial Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited) and December 31, 2018
Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(Amounts in thousands, except share and per share data)

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2019 and December 31, 2018:

September 30, 2019 (Unaudited)	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
Residential mortgage loans	$193	$-	$249	$442	$59,811	$60,253	$-
Commercial real estate and land loans	-	-	-	-	21,143	21,143	-
Home equity and other consumer	-	23	-	23	10,140	10,163	-
Residential construction loans	-	-	-	-	13,418	13,418	-
Residential mortgage loans, non-owner occupied	-	-	489	489	5,449	5,938	-
Multi-family real estate loans	-	-	-	-	1,122	1,122	-
Commercial loans	-	-	-	-	5,926	5,926	-

Total	$193	$23	$738	$954	$117,009	$117,963	$-

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
Residential mortgage loans	$86	$-	$362	$448	$66,721	$67,169	$-
Commercial real estate and land loans	-	-	-	-	17,587	17,587	-
Home equity and other consumer	37	18	71	126	13,647	13,773	-
Residential construction loans	-	-	-	-	11,756	11,756	-
Residential mortgage loans, non-owner occupied	493	-	-	493	5,971	6,464	-
Multi-family real estate loans	-	-	-	-	1,185	1,185	-
Commercial loans	125	-	-	125	5,916	6,041	-

Total	$741	$18	$433	$1,192	$122,783	$123,975	$-

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

Eagle Financial Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited) and December 31, 2018
Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(Amounts in thousands, except share and per share data)

The following tables present impaired loans at September 30, 2019, September 30, 2018 and as of December 31, 2018:

				For the Three Months Ended		For the Nine Months Ended
				September 30, 2019		September 30, 2019
	As of September 30, 2019			Average		Average
		Unpaid		Investment	Interest	Investment	Interest
	Recorded	Principal	Allocated	in Impaired	Income	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized	Loans	Recognized
Loans without an allocated allowance:
Residential mortgage loans	$-	$-	$-	$-	$-	$-	$-
Commercial real estate and land loans	-	-	-	-	-	-	-
Home equity and other consumer	40	40	-	40	-	41	1
Residential construction loans	-	-	-	-	-	-	-
Residential mortgage loans, non-owner occupied	183	183	-	184	3	186	9
Multi-family real estate loans	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Loans with an allocated allowance:
Residential mortgage loans	72	72	1	72	1	73	3
Commercial real estate and land loans	-	-	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-	-	-
Residential construction loans	-	-	-	-	-	-	-
Residential mortgage loans, non-owner occupied	-	-	-	-	-	-	-
Multi-family real estate loans	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-

Total	$295	$295	$1	$296	$4	$300	$13

				For the Three Months Ended		For the Nine Months Ended
				September 30, 2018		September 30, 2018
	As of September 30, 2018			Average		Average
		Unpaid		Investment	Interest	Investment	Interest
	Recorded	Principal	Allocated	in Impaired	Income	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized	Loans	Recognized
Loans without an allocated allowance:
Residential mortgage loans	$-	$-	$-	$-	$-	$-	$-
Commercial real estate and land loans	-	-	-	113	-	144	-
Home equity and other consumer	11	11	-	11	-	11	-
Residential construction loans	-	-	-	-	-	-	-
Residential mortgage loans, non-owner occupied	191	191	-	192	3	193	8
Multi-family real estate loans	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-	-
Loans with an allocated allowance:
Residential mortgage loans	75	75	4	75	1	112	3
Commercial real estate and land loans	-	-	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-	-	-
Residential construction loans	-	-	-	-	-	-	-
Residential mortgage loans, non-owner occupied	-	-	-	-	-	-	-
Multi-family real estate loans	-	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	166	9

Total	$277	$277	$4	$391	$4	$626	$20

Eagle Financial Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited) and December 31, 2018
Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)
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

The following table presents the Bank’s nonaccrual loans at September 30, 2019 and December 31, 2018. This table excludes performing troubled debt restructurings.

	September 30,	December 31,
	2019	2018
Residential mortgage loans	$249	$362
Commercial real estate and land loans	-	-
Home equity and other consumer	-	71
Residential construction loans	-	-
Residential mortgage loans, non-owner occupied	489	-
Multi-family real estate loans	-	-
Commercial loans	-	-

Total	$738	$433

Eagle Financial Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited) and December 31, 2018
Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(Amounts in thousands, except share and per share data)

Following is a summary of troubled debt restructurings at September 30, 2019 and December 31, 2018:

	As of September 30, 2019		As of December 31, 2018
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgage loans	1	$72	1	$74
Commercial real estate and land loans	-	-	-	-
Home equity and other consumer	2	40	2	43
Residential construction loans	-	-	-	-
Residential mortgage loans, non-owner occupied	4	183	4	190
Multi-family real estate loans	-	-	-	-
Commercial loans	-	-	-	-
	7	$295	7	$307

As of September 30, 2019, the Bank had total troubled debt restructurings of $295.  There were five residential mortgage loans and residential non-owner occupied loans totaling $255 in troubled debt restructurings with the largest totaling $72.  The remaining $40 in troubled debt restructurings consisted of two home equity loans.  As of December 31, 2018, the Bank had total troubled debt restructurings of $307.  There were five residential mortgage loans and residential non-owner occupied loans totaling $264 in troubled debt restructurings with the largest totaling $190.  The remaining $43 in troubled debt restructurings consisted of two home equity loans. These loans were modified due to short term concessions. Eagle Savings Bank has no commitments to lend additional funds to these debtors owing receivables whose terms have been modified in troubled debt restructurings. During the three months and nine months ended September, 30, 2019 the Bank added no new troubled debt restructurings.

At September 30, 2019, the Bank had no foreclosed real estate. There were two foreclosed real estate properties totaling $217 at December 31, 2018. They consisted of one commercial real estate property totaling $127 and one residential mortgage property totaling $90.

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

Eagle Financial Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited) and December 31, 2018
Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(Amounts in thousands, except share and per share data)

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $25 and $75 for the three and nine months ended September 30, 2019, and $26 and $78 for the three and nine months ended September 30, 2018.

A summary of the ESOP shares as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Shares allocated to participants	4,838	6,451
Shares released to participants	12,902	6,451
Unreleased shares	111,284	116,122
Total	129,024	129,024

Fair Value of Unreleased Shares	$1,780,544	$1,761,571

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

Eagle Financial Bancorp, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited) and December 31, 2018
Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)
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

At September 30, 2019, 6,450 of the stock options granted to the Board of Directors were exercisable at an average price of $15.89. At September 30, 2019 no stock options were exercised.

In September 2018, the Company awarded 12,900 restricted shares to members of the Board of Directors. The restricted stock awards have a five year vesting period. During the restricted period, the holder is entitled to full voting rights and dividends, thus are considered participating securities. At September 30, 2019, 2,580 restricted shares were vested.

In October 2018, the Company awarded 29,050 restricted shares to Executive Officers and other employees of the Company. The restricted stock awards have a five year vesting period. During the restricted period, the holder is entitled to full voting rights and dividends, thus are considered participating securities.

Total compensation cost recognized in the income statement for share-based payment arrangements during the three and nine months ended September 30, 2019 was $62 and $185. Total compensation cost recognized during the three and nine months ended September 30, 2018 was $6.

As of September 30, 2019, there was approximately $978 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a remaining weighted-average period of 4.0 years.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 (Unaudited) and December 31, 2018

Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

Quantitative measures established by regulatory reporting standards, to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital (as defined), Tier I capital (as defined) and common equity Tier 1capital (as defined) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2019 and December 31, 2018 that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2019 and December 31, 2018 the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier 1 risk-based capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

In addition to the minimum capital ratios, the Bank must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), banking regulatory agencies including the Federal Reserve Board must establish for institutions with less than $10 billion of assets a “community bank leverage ratio” of tangible equity capital to total average consolidated assets of between 8 to 10%. Institutions with capital meeting the specified requirement and electing to follow the alternative regulatory capital structure will be considered to comply with the applicable regulatory capital requirements, in1cluding the risk-based requirements. The establishment of the community bank leverage ratio is subject to notice and comment rulemaking by the federal regulators and the agencies issued a proposed rule in February 2019 that would set the “community bank leverage ratio” at 9%.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 (Unaudited) and December 31, 2018

Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

The Bank’s actual capital amounts and ratios are presented in the following tables (minimum capital requirements exclude the capital conservation buffer):

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019:
Equity	$21,633
Allowance for loan losses	1,161

Total risk-based capital		16.8%	$10,860	8.0%	$13,576	10.0%
(to risk-weighted assets)	$22,794

Tier I capital	21,633	15.9%	8,145	6.0%	10,860	8.0%
(to risk-weighted assets)

Common equity Tier I capital	21,633	15.9%	6,109	4.5%	8,824	6.5%
(to risk-weighted assets)

Tier I capital	21,633	15.3%	5,658	4.0%	7,072	5.0%
(to adjusted total assets)

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 (Unaudited) and December 31, 2018

Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:

Equity	$20,849
Allowance for loan losses	1,187

Total risk-based capital		16.9%	$10,459	8.0%	$13,074	10.0%
(to risk-weighted assets)	$22,036

Tier I capital	20,849	15.9%	7,844	6.0%	10,459	8.0%
(to risk-weighted assets)

Common equity Tier I capital	20,849	15.9%	5,883	4.5%	8,498	6.5%
(to risk-weighted assets)

Tier I capital	20,849	15.2%	5,495	4.0%	6,868	5.0%
(to adjusted total assets)

Note 7:	Disclosure About Fair Values of Assets and Liabilities

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 (Unaudited) and December 31, 2018

Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

Nonrecurring Measurements

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and December 31, 2018:

		Fair Value Measurements Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2019	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$71	$-	$-	$71

		Fair Value Measurements Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2018	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$71	$-	$-	$71

Fair value adjustments, consisting of charge-offs or allocated allowances, on impaired loans and foreclosed assets held for sale during the nine months ended September 30, 2019 and the year ended December 31, 2018 amounted to $1 and $3, respectively.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 (Unaudited) and December 31, 2018

Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation
	9/30/2019	Technique	Unobservable Inputs	Range
Impaired loans (collateral dependent)	$71	Market comparable properties	Marketability discount	10% - 15%

	Fair Value at	Valuation
	12/31/2018	Technique	Unobservable Inputs	Range
Impaired loans (collateral dependent)	$71	Market comparable properties	Marketability discount	10% - 15%

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 (Unaudited) and December 31, 2018

Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

Loans

The estimated fair value of loans as of September 30, 2019 follows the guidance in ASU 2016-01, which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments. The fair value calculation at that date discounted estimated future cash flows using rates that incorporated discounts for credit, liquidity and marketability factors. The fair value estimate shown as of December 31, 2018 used an “entry price” approach. The fair value calculation for that date discounted estimated future cash flows using the market rates at which similar notes would be made to borrowers with similar credit ratings and for the same remaining maturities. The market rates used are based on current rates the Bank would impose for similar loans and reflect a market participant assumption about risks associated with nonperformance, illiquidity, and the structure and term of the loans along with local economic and market conditions. Consequently, the fair value disclosures for September 30, 2019 and December 31, 2018 are not directly comparable.

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to sell securities is estimated based on current market prices for securities of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2019 and December 31, 2018, the fair value of such commitments was not material.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 (Unaudited) and December 31, 2018

Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present estimated fair values of the Bank’s financial instruments at September 30, 2019 and December 31, 2018.

	Carrying	Fair	Fair Value Measurements Using
September 30, 2019	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$8,783	$8,783	$8,783	$-	$-
Interest-bearing time deposits	2,988	2,988	2,988	-	-
Loans held for sale	9,948	9,948	-	-	9,948
Loans, net of allowance for losses	109,249	110,131	-	-	110,131
FHLB stock	816	816	-	816	-
FHLB lender risk account receivable	3,464	3,692	-	-	3,692
Interest receivable	343	343	-	343	-

Financial Liabilities
Deposits	111,665	111,890	62,030	49,860	-
FHLB advances	-	-	-	-	-
Advances from borrowers for taxes and insurance	580	580	-	580	-
Interest payable	2	2	-	2	-

	Carrying	Fair	Fair Value Measurements Using
December 31, 2018	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$7,434	$7,434	$7,434	$-	$-
Interest-bearing time deposits	3,486	3,486	3,486	-	-
Loans held for sale	1,827	1,827	-	-	1,827
Loans, net of allowance for losses	113,317	114,248	-	-	114,248
FHLB stock	754	754	-	754	-
FHLB lender risk account receivable	3,377	3,294	-	-	3,294
Interest receivable	354	354	-	354	-

Financial Liabilities
Deposits	106,369	105,829	59,872	45,957	-
FHLB advances	-	-	-	-	-
Advances from borrowers for taxes and insurance	950	950	-	950	-
Interest payable	1	1	-	1	-

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 (Unaudited) and December 31, 2018

Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

At September 30, 2019, the Bank had six 30 year fixed rate loans of $1,881 with interest rates ranging from 3.375% to 3.500% and one 15 year fixed rate loan of $350 with an interest rate of 3.125% approved but not yet originated. At December 31, 2018, the Bank had no loans approved but not yet originated. At September 30, 2019, the Bank had undisbursed loans in process of $7,559 with interest rate ranges from 3.875% to 5.250%. At December 31, 2018 the Bank had undisbursed loans in process of $9,485 with interest rate ranges from 3.125% to 5.730%.

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

Lines of credit at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Unused lines of credit	$3,264	$3,905
Unused home equity lines	11,031	12,145

Total commitments	$14,295	$16,050

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 (Unaudited) and December 31, 2018

Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

In February 2016, the FASB issued ASU No. 2016-02 "Leases (Topic 842)." ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn't convey risks and rewards or control, an operating lease results. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. On October 16, 2019 FASB voted to delay implementation of ASU No. 2016-02 “Leases (Topic 842).” Nonpublic business entities should now apply the amendments for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. The impact is not expected to have a material effect on the Company’s financial position or results of operations since the Company does not have a material amount of lease agreements. The Company is continuing to evaluate the amendments and will subsequently implement new processes to comply with the ASU. In addition, the Company will change its current accounting practice to comply with the amendments and such changes as mentioned above.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments." The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity's current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the financial assets. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. On October 16, 2019 FASB voted to delay implementation of ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments.” For all other entities, the amendments are now effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at the adoption date.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019 (Unaudited) and December 31, 2018

Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

(Amounts in thousands, except share and per share data)

The Company is anticipating a significant change in processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider the expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company has continued developing processes during the third quarter of 2019. Management continues to focus its attention on collecting historical loan loss data, loan level data, and evaluating data capabilities to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 2.

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

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2019 and 2018 is intended to assist in understanding the financial condition and result of operations of the Bank. The information contained in this section should be read in conjunction with the Unaudited Condensed Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Total Assets. Total assets were $142.3 million at September 30, 2019, an increase of $5.2 million, or 3.8%, over the $137.1 million at December 31, 2018. The increase was primarily due to an increase in loans to be sold of $8.1 million and an increase in cash and cash equivalents of $1.3 million, offset by a decrease in net loans of $4.1 million.

Net Loans. Net loans decreased by $4.1 million, or 3.6%, to $109.2 million at September 30, 2019 from $113.3 million at December 31, 2018. During the nine months ended September 30, 2019, we originated $80.3 million of loans, $74.1 million of which were one- to four- family residential real estate loans, and we sold $55.0 million of loans in the secondary market. During the nine months ended September 30, 2019, one- to four-family residential real estate loans decreased $7.4 million, or 10.1%, to $66.2 million, multi-family loans decreased $63,000, or 5.3%, to $1.1 million, commercial real estate loans and land loans increased $3.6 million, or 20.2%, to $21.1 million, construction loans increased $1.7 million, or 14.1%, to $13.4 million, home equity and other consumer loans decreased $3.6 million, or 26.2%, to $10.2 million, and commercial loans decreased $115,000, or 1.9%, to $5.9 million. Despite the decrease in loan balances during the quarter, our strategy to grow and diversify our loan portfolio will continue. We expect that such growth will be achieved amid strong competition for commercial real estate and one- to four-family residential mortgage loans in our market area in the current interest rate environment.

Interest-Bearing Deposits in Other Banks. The Bank’s investment in certificates of deposit in other banks decreased $498,000, or 14.3%, to $3.0 million as of September 30, 2019.

Foreclosed Assets Held for Sale. Foreclosed assets decreased $217,000, or 100.0%, at September 30, 2019 from $217,000 at December 31, 2018. At December 31, 2018 we held two properties that were both sold during the nine months ended September 30, 2019 for a gain of $28,000.

Deposits. Deposits increased by $5.3 million, or 5.0%, to $111.7 million at September 30, 2019 from $106.4 million at December 31, 2018. Our core deposits, which we define as all deposits other than certificates of deposit, increased $2.1 million, or 3.6%, to $62.0 million at September 30, 2019 from $59.9 million at December 31, 2018. Certificates of deposits increased $3.1 million, or 6.7%, to 49.6 million at September 30, 2019 from $46.5 million at December 31, 2018. During the nine months ended September 30, 2019, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, but also changed its emphasis slightly by attracting other deposits with certificate of deposit specials. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Federal Home Loan Bank Advances. At September 30, 2019, the Bank had no advances from the Federal Home Loan Bank.

Shareholders’ Equity. Shareholders’ equity increased $96,000, or 0.3%, to $27.9 million at September 30, 2019 from $27.8 million at December 31, 2018. The increase resulted from net income of $432,000 during the nine months ended September 30, 2019, expense of $75,000 related to the ESOP shares committed to be released and expense of $185,000 related to stock based compensation, offset by a repurchase of common stock of $596,000.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and September 30, 2018

General. Our net income for the three months ended September 30, 2019 was $270,000, compared to net income of $79,000 for the three months ended September 30, 2018, an increase of $191,000, or 241.8%. The increase in net income was primarily due to a $436,000 increase in total non-interest income, a $68,000 increase in interest earned on loans, and a $99,000 reduction in provision for loan loss, offset by a $280,000 increase in compensation and benefits, and a $100,000 increase in interest expense on deposits.

Interest Income. Interest income increased $68,000, or 5.3%, to $1.4 million for the three months ended September 30, 2019 from $1.3 million for the three months ended September 30, 2018. This increase was primarily attributable to a $40,000 increase in interest income on loans receivable, and a $29,000 increase in interest on other interest earning deposits, resulting from interest income on cash deposits. The average balance of total interest-earning assets increased $4.7 million to $125.8, or 3.9%, from the average balance for the three months ended September 30, 2018, and the average yield on interest-earning assets increased by six basis points to 4.33% for the three months ended September 30, 2019 from the 4.27% for the three months ended September 30, 2018. We held no investment securities during the 2019 or 2018 periods.

Interest Expense. Total interest expense increased $100,000, or 50.0%, to $302,000 for the three months ended September 30, 2019 from $202,000 for the three months ended September 30, 2018. The average balance of deposits during the three months ended September 30, 2019 increased by $4.4 million, or 4.4% from the average balance for the three months ended September 30, 2018, while the average cost of deposits increased by 34 basis points to 1.15% for the three months ended September 30, 2019 from 0.81% for the three months ended September 30, 2018.

The Bank had no interest expense on FHLB advances for the three months ended September 30, 2019.

Net Interest Income. Net interest income decreased $32,000, or 2.9%, to $1.1 million for the three months ended September 30, 2019, compared to $1.1 million for the three months ended September 30, 2018. The decrease reflected an increase in total interest expense of $100,000 offset by an increase in total interest and dividend income of $68,000. Our net interest rate spread decreased 28 basis points to 3.18% at September 30, 2019 from 3.46% at September 30, 2018. Our net interest margin decreased to 3.37% for the three months ended September 30, 2019 from 3.60% for the three months ended September 30, 2018. The interest rate spread and net interest margin were negatively impacted by rising interest rates on deposits for the three months ended September 30, 2019.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded no provision for loan losses for the three months ended September 30, 2019, and $99,000 for the three months ended September 30, 2018. The allowance for loan losses was $1.2 million, or 0.98% of total loans, at September 30, 2019, compared to $1.2 million, or 0.96% of total loans, at December 31, 2018. Total nonperforming loans were $1.0 million at September 30, 2019, compared to $740,000 at December 31, 2018. Classified and special mention loans decreased to $1.4 million at September 30, 2019, compared to $1.7 million at December 31, 2018. Total loans past due 30 days or more were $954,000 and $1.2 million at September 30, 2019 and December 31, 2018, respectively. Net recovery totaled $5,000 for the three months ended September 30, 2019, compared to $77,000 of net loan charge-off for the three months ended September 30, 2018. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2019 and 2018. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $436,000, or 88.4%, to $929,000 for the three months ended September 30, 2019 from $493,000 for the three months ended September 30, 2018. The increase was primarily due to an increase in the gain on sale of loans of $372,000 during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Non-Interest Expense. Non-interest expense increased $255,000, or 18.4%, to $1.6 million for the three months ended September 30, 2019, compared to $1.4 million for the three months ended September 30, 2018. The increase was primarily the result of an increase in compensation and employee benefits of $280,000 due to the addition of new employees, and stock based compensation expense related to the equity incentive plans, partially offset by a decrease in legal and professional services of $19,000.

Federal Income Taxes. Federal income taxes increased by $57,000 to an income tax expense of $79,000 for the three months ended September 30, 2019, compared to an income tax expense of $22,000 for the three months ended September 30, 2018. The increase in income tax expense for the three months ended September 30, 2019 was a direct result of the increase in net income.

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

	For the Three Months Ended September 30,
	2019			2018
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (4)	Balance	Interest	Cost (4)
Assets:
Interest Earning Assets
Loans	$109,127	$1,268	4.65%	$109,332	$1,228	4.49%
Interest earning deposits	16,669	92	2.21%	11,786	64	2.17%
Total interest -earning assets	125,796	1,360	4.32%	121,118	1,292	4.27%

Total non-interest earning assets	15,767			14,740
Total assets	$141,563			$135,858

Liabilities and Equity:
Interest bearing checking	19,821	9	0.18%	18,655	7	0.15%
Savings	16,956	6	0.14%	17,211	6	0.14%
Money Market	19,367	30	0.62%	18,981	11	0.23%
CD's	48,597	257	2.12%	45,456	178	1.57%
Total interest-bearing deposits	104,741	302	1.15%	100,303	202	0.81%
FHLB Advances	-	-	-	-	-	3.33%
Total interest bearing liabilities	104,741	302	1.15%	100,303	202	0.81%
Total non-interest-bearing liabilities	8,909			7,828

Total liabilities	113,650			108,131
Total equity	27,913			27,727
Total liabilities and equity	$141,563			$135,858

Net interest income		$1,058			$1,090
Net interest rate spread (1)			3.17%			3.46%
Net interest earning assets (2)	$21,055			$20,815
Net interest margin (3)			3.36%			3.60%
Ratio of average interest-earning assets to average interest bearing liabilities	120.10%			120.75%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Average yield/cost is annualized

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and September 30, 2018

General. Our net income for the nine months ended September 30, 2019 was $432,000, compared to a net income of $291,000 for the nine months ended September 30, 2018, an increase of $141,000, or 48.5%. The increase in net income was primarily due to a $518,000 increase in non-interest income, and a $385,000 increase in interest income, offset by a $550,000 increase in non-interest expense and an increase in interest expense of $250,000 for the nine months ended September 30, 2019 as compared to September 30, 2018.

Interest Income. Interest income increased $385,000, or 10.4%, to $4.1 million for the nine months ended September 30, 2019 from $3.7 million for the nine months ended September 30, 2018. This increase was attributable to a $365,000 increase in interest income on loans receivable and an increase of $21,000 in interest income on other interest-earning deposits. The average balance of loans during the nine months ended September 30, 2019 increased by $7.0 million, or 6.7%, from the average balance for the nine months ended September 30, 2018, and the average yield on loans increased by 15 basis points to 4.62% for the nine months ended September 30, 2019 from 4.47% for the nine months ended September 30, 2018. We held no investment securities during the 2019 or 2018 periods.

Interest Expense. Total interest expense increased $250,000, or 45.0%, to $806,000 for the nine months ended September 30, 2019 from $556,000 for the nine months ended September 30, 2018. The average balance of deposits during the nine months ended September 30, 2019 increased by $3.7 million, or 3.8%, from the average balance for the nine months ended September 30, 2018, while the average cost increased by 29 basis points to 1.05% for the nine months ended September 30, 2019 from 0.76% for the nine months ended September 30, 2018.

Interest expense on FHLB advances increased $1,000, or 100.0%, to $1,000 for the nine months ended September 30, 2019 compared to $0 for the nine months ended September 30, 2018.

Net Interest Income. Net interest income increased $135,000, or 4.3%, to $3.3 million for the nine months ended September 30, 2019, compared to $3.1 million for the nine months ended September 30, 2018. The increase reflected an increase in total interest and dividend income of $385,000, partially offset by an increase in total interest expense of $250,000. Our net interest rate spread decreased seven basis points to 3.32% at September 30, 2019 from 3.39% at September 30, 2018. Our net interest margin decreased to 3.51% for the nine months ended September 30, 2019 from 3.53% for the nine months ended September 30, 2018. The interest rate spread and net interest margin were impacted by rising interest rates on deposits in the nine months ended September 30, 2018.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded no provision for loan losses for the nine months ended September 30, 2019 and $99,000 for the nine months ended September 30, 2018. The allowance for loan losses was $1.2 million, or 0.98% of total loans, at September 30, 2019, compared to $1.2 million, or 0.96% of total loans, at December 31, 2018. Total nonperforming loans were $1.0 million at September 30, 2019, compared to $740,000 at December 31, 2018. Classified and special mention loans decreased to $1.4 million at September 30, 2019, compared to $1.7 million at December 31, 2018. Total loans past due 30 days or more were $954,000 and $1.2 million at September 30, 2019 and December 31, 2018, respectively. Net loan charge-offs totaled $26,000 for the nine months ended September 30, 2019, compared to $91,000 of net loans charge-offs for the nine months ended September 30, 2018. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2019 and 2018.

Non-Interest Income. Non-interest income increased $518,000, or 37.8%, to $1.9 million for the nine months ended September 30, 2019 from $1.4 million for the nine months ended September 30, 2018. The increase was primarily due to the increase of $432,000 in net gains on loan sales, and a $58,000 increase in other service charges and fees during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Non-Interest Expense. Non-interest expense increased $550,000, or 13.6%, to $4.6 million for the nine months ended September 30, 2019. The increase was primarily the result of an increase in compensation and employee benefits of $563,000 due to the addition of new employees and stock based compensation expense related to the equity incentive plans.

Federal Income Taxes. Federal income taxes increased by $61,000 to an income tax expense of $129,000 for the nine months ended September 30, 2019, compared to an income tax expense of $68,000 for the nine months ended September 30, 2018. The increase in income tax expense for the nine months ended September 30, 2019 was a direct result of the increase in net income.

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

	For the Nine Months Ended September 30,
	2019			2018
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (4)	Balance	Interest	Cost (4)
Assets:
Interest Earning Assets
Loans	$111,084	$3,852	4.62%	$104,083	$3,487	4.47%
Interest earning deposits	13,116	225	2.29%	14,419	205	1.90%
Total interest -earning assets	124,200	4,077	4.38%	118,502	3,692	4.15%

Total non-interest earning assets	14,275			14,388
Total assets	$138,475			$132,890

Liabilities and Equity:
Interest bearing checking	19,389	24	0.17%	17,829	20	0.15%
Savings	16,482	18	0.15%	17,314	19	0.15%
Money Market	18,080	60	0.44%	19,223	32	0.22%
CD's	47,881	703	1.96%	43,768	485	1.48%
Total interest-bearing deposits	101,832	805	1.05%	98,134	556	0.76%
FHLB Advances	29	1	3.33%	2	-	3.33%
Total interest bearing liabilities	101,861	806	1.06%	98,136	556	0.76%
Total non-interest-bearing liabilities	8,734			7,173

Total liabilities	110,595			105,309
Total equity	27,880			27,581
Total liabilities and equity	$138,475			$132,890

Net interest income		$3,271			$3,136
Net interest rate spread (1)			3.32%			3.39%
Net interest earning assets (2)	$22,339			$20,366
Net interest margin (3)			3.51%			3.53%
Ratio of average interest-earning assets to average interest bearing liabilities	121.93%			120.75%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Average yield/cost is annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and proceeds from the sale of loans. We also have the ability to borrow from the FHLB-Cincinnati. At September 30, 2019, we had no outstanding advances from the FHLB-Cincinnati. At September 30, 2019, we had the capacity to increase our borrowings by approximately $54.0 million from the FHLB-Cincinnati.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $7.7 million for the nine months ended September 30, 2019, while net cash provided by operating activities was $1.9 million for the nine months ended September 30, 2018, respectively. Net cash provided by investing activities was $4.7 million for the nine months ended September 30, 2019, while the net cash used in investing activities was $13.8 million for the nine months ended September 30, 2018, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, was $4.3 million for the nine month ended September 30, 2019, while the net cash provided by financing activities was $6.0 million for the nine months ended September 30, 2018.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2019, Eagle Savings Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $21.6 million, or 15.3% of adjusted total assets, which is above the $7.1 million, or 5.0% required to be considered well-capitalized, and total risk-based capital of $22.8 million, or 16.8% of risk-weighted assets, which is above the well-capitalized required level of $13.6 million, or 10.0%. Accordingly, Eagle Savings Bank was categorized as well capitalized at September 30, 2019 and December 31, 2018. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2019, we had outstanding commitments to originate loans of $24.2 million, including undisbursed funds on construction loans and funds available on undrawn lines of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature within one year from September 30, 2019 totaled $28.0 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 4.                 CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2019. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Offer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2019 there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

ITEM 1.                 LEGAL PROCEEDINGS

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.              RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in the Eagle Financial Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on March 27, 2019 (“Form 10-K”), including under “Item 1.A. Risk Factors”, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At September 30, 2019, the risk factors for Eagle Financial Bancorp, Inc. have not changed materially from those reported in the Form 10-K. However, the risks described in the Form 10-K are not the only risks that we face.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the Company’s purchase of its common stock during the quarter ended September 30, 2019.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
July 2019	11,000	$15.92	25,100	56,185
August 2019	13,800	$15.89	38,900	42,385
September 2019	3,700	$15.98	42,600	38,685
Total	28,500	$15.91

(1)	On December 12, 2018, the Company announced the adoption of a stock repurchase program under which the Company could repurchase up to 81,285 shares of its common stock, or approximately 5% of the then current outstanding shares. At September 30, 2019, the Company had purchased a total of 42,600 shares of the Company’s common stock under this program at an average price of $15.82 per share, and there remained 38,685 shares still available for repurchase under the program. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program has no expiration date, but may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                 OTHER INFORMATION

None.

ITEM 6.                 EXHIBITS

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following material from Eagle Financial Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 8, 2019	By:	/s/Gary J. Koester
Gary J. Koester
President and Chief Executive Officer

Date:	November 8, 2019	By:	/s/Kevin R. Schramm
Kevin R. Schramm
Vice President, Chief Financial Officer and Treasurer