Form 10-K
period 2019-12-31
Eagle Financial Bancorp, Inc.
filed 2020-03-26
CIK 1699018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019.
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
None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
As of March 26, 2020, there were issued and outstanding 1,594,658 shares of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders for 2020 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
The Company’s only significant asset is its investment in Eagle Savings Bank. At December 31, 2019, Eagle Financial Bancorp, Inc. had consolidated assets of  $142.8 million, total deposits of  $112.0 million, and stockholders’ equity of  $27.9 million. Our executive office is located at 6415 Bridgetown Road, Cincinnati, Ohio 45248, and our telephone number at this address is (513) 574-0700.
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
Our primary market area is a part of the Cincinnati metropolitan statistical area (“MSA”) and is both urban and suburban in nature. According to Gale Business — Demographics Now, the Cincinnati MSA population in 2010 was 2.32 million (Census) which increased to 2.40 million by 2019 (estimates). Our primary market area economy is comprised of a number of employment sectors including business and professional services, healthcare, wholesale/retail, government, and finance/insurance/real estate. Based on data from the U.S. Bureau of Labor Statistics, for 2019, unemployment rates were 3.8%, 4.1% and 3.7% in Hamilton County, the State of Ohio and the United States as a whole, respectively.
According to Demographics Now by Gale Business, the number of households in Hamilton County, the Cincinnati MSA, Ohio and the United States increased by 0.9%, 3.6%, 1.4% and 7.2%, respectively, from 2010 to 2019. Between 2019 and 2024, the number of households in Hamilton County, the Cincinnati MSA, Ohio and the United States are projected to increase/(decrease) by (.01%), 2.0%, 0.9% and 4.1%, respectively.
Competition
We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2019, based on the most recent available FDIC data, our market share of deposits represented 0.10% of FDIC-insured deposits in Hamilton County, ranking us 17th in market share of deposits.
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
Beginning in 2001, we began to increase the number of loans that we originate for sale to the secondary market. We currently originate most of our fixed-rate one- to four-family residential real estate loans for sale to the FHLB-Cincinnati through the MPP. During 2019 we originated $91.0 million one- to four-family residential real estate loans, and sold $82.4 million of such loans to the FHLB-Cincinnati through the MPP and other correspondent investors. See “— Loan Originations, Participations, Purchases and Sales” below for more information regarding our sale of loans through the MPP. We currently employ four residential mortgage loan originators, and we intend to hire up to six new commission-based mortgage lenders over the next three years, as well as additional support staff as needed. Our mortgage banking infrastructure and risk management systems will allow us to safely manage a significantly larger volume of loans.
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
Loan Portfolio Composition.   The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.
	At December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One- to four-family residential:
Owner occupied	$59,859	52.26%	$67,169	54.18%
Non-owner occupied	5,522	4.82	6,464	5.21
Commercial real estate and land	20,800	18.16	17,587	14.19
Home equity and other consumer(1)	9,690	8.46	13,773	11.11
Residential construction	11,684	10.20	11,756	9.48
Multi-family real estate	1,065	0.93	1,185	0.96
Commercial	5,921	5.17	6,041	4.87
Total gross loans receivable	114,541	100.00%	123,975	100.00%
Deferred loan costs	4		14
Loans in process	(6,811)		(9,485)
Allowance for loan losses	(1,166)		(1,187)
Total loans receivable, net	$106,568		$113,317

(1)
At December 31, 2019 and 2018, other consumer loans totaled $8,000 and $9,000, respectively.

Contractual Maturities.   The following table summarizes the scheduled repayments, based on scheduled principal amortization, of our loan portfolio at December 31, 2019. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2020. Maturities do not reflect the impact of prepayments.
	One- to four-family residential, owner occupied	One- to four family residential, non-owner occupied	Commercial real estate and land	Home equity and other consumer	Residential construction	Multi- family real estate	Commercial	Total
	(In thousands)
Due During the Years Ending December 31,
2020	$1,184	$101	$1,164	$596	$11,684	$35	$861	$15,625
2021	1,233	106	1,223	628	—	36	908	4,134
2022	1,283	112	1,286	662	—	38	957	4,338
2023 to 2024	2,725	243	2,775	1,432	—	82	2,073	9,330
2025 to 2029	7,844	734	8,286	4,308	—	245	1,122	22,539
2030 to 2034	9,578	958	6,066	2,064	—	315	—	18,981
2035 and beyond	36,012	3,268	—	—	—	314	—	39,594
Total	$59,859	$5,522	$20,800	$9,690	$11,684	$1,065	$5,921	$114,541

Fixed- and Adjustable-Rate Loan Schedule.   The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2019 that are contractually due after December 31, 2020.
	Due After December 31, 2020
	Fixed	Adjustable	Total
	(In thousands)
One- to four-family residential:
Owner occupied	$41,439	$17,236	$58,675
Non-owner occupied	2,975	2,446	5,421
Commercial real estate and land	11,314	8,322	19,636
Home equity and other consumer	348	8,746	9,094
Residential construction	—	—	—
Multi-family real estate	61	969	1,030
Commercial	2,866	2,194	5,060
Total	$59,003	$39,913	$98,916
Loan Approval Procedures and Authority.   Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Eagle Savings Bank’s unimpaired capital and surplus. We may lend an additional amount to one person up to 10% of unimpaired capital and unimpaired surplus, to the extent that such amount is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. At December 31, 2019, our largest credit relationship totaled $3.21 million and was secured by commercial real estate, residential real estate. Our second largest relationship at December 31, 2019 totaled $3.16 million and is secured by business assets. At December 31, 2019, all of these loans were performing in accordance with their terms.
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
Our President and Chief Executive Officer, Residential Lending Operations Manager, and Residential Lending Processing Manager and Underwriter each have approval authority for up to $510,400 for residential mortgage loans. They may combine their authority such that together they can approve residential loans of up to $1,020,800. Our President and Chief Executive Officer and our Vice President of Commercial Lending each have approval authority for up to $510,400 for all secured commercial loans. They may combine their authority such that together they can approve commercial loans of up to $1,020,800. For unsecured credit, the President and Chief Executive Officer has an authority of  $50,000 and the Vice President of Commercial Lending has an authority of  $150,000. They may combine their authority such that together they may approve unsecured loans up to $200,000. Any loans in excess of these prescribed limits require the approval of the board of directors. All loans to one borrower will be aggregated for determining the limits as described above.
One- to Four-Family Residential Real Estate Lending.   The focus of our lending program has historically been the origination of one- to four-family residential real estate loans. At December 31, 2019, we had $65.4 million of loans secured by one- to four-family real estate, representing 57.1% of our total loan portfolio. We originate both fixed-rate and adjustable-rate residential mortgage loans. At December 31, 2019, the one- to four-family residential mortgage loans held in our portfolio were comprised of 69.3% fixed-rate loans, and 30.7% adjustable-rate loans.
Our one- to four-family residential real estate loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae, which is currently $510,400 for single-family homes in our market area. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” We also offer FHA loans, which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA guidelines. Although we are an approved Title II Direct Endorsement Mortgagee with the FHA, we currently use a third-party underwriter with expertise in this type of lending. Currently, our Loan Processing Manager/UW is in the process of training to become a Direct Endorsement Underwriter. Virtually all of our one- to four-family residential real estate loans are secured by properties located in our market area.
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
In the past we originated loans on non-owner occupied one- to four-family properties. At December 31, 2019, we had $5.5 million of loans secured by non-owner occupied one- to four-family residential real estate, representing 4.8% of our total loan portfolio and 8.4% of our total one- to four-family real estate portfolio. We do not intend to make such loans in the future.

Since 2001, we have originated an increasing amount of our one- to four-family residential real estate loans for sale to the secondary market. During 2019, we sold approximately 90.5% of the one- to four-family residential real estate loans we originated to the secondary market. These sales were primarily through the FHLB-Cincinnati’s MPP. See “— Loan Originations, Participations, Purchases and Sales” below for additional information regarding our sale of loans through the MPP. We intend to continue to grow our mortgage banking operations in the coming year.
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
We also originate home equity lines of credit. See “— Home Equity Loans and Lines of Credit, and Other Consumer Lending”, below.
Commercial Real Estate, Land and Multi-Family Residential Lending.   In recent years, we have sought to increase our commercial real estate loans. Our commercial real estate loans are secured primarily by office buildings, retail and mixed-use properties, and light industrial properties located in our primary market area. To a lesser extent, we also make multi-family loans secured primarily by residential apartment buildings and land loans primarily secured by land located in our primary market area. At December 31, 2019, we had $20.8 million in commercial real estate and land loans and $1.1 million in multi-family real estate loans, representing 18.2% and 1.0% of our total loan portfolio, respectively.
Most of our commercial and multi-family real estate loans have a maximum term of up to 30 years. The new originations of commercial real estate and multi-family loans are generally fixed for an initial period of five years and adjust every five years thereafter based on market rates. The maximum loan-to-value ratio of our commercial real estate and multi-family real estate loans is generally 80% or less. For properties on which there will be a third party junior lien, the maximum loan-to-value ratio is 70%. All loan-to-value ratios are subject to our underwriting procedures and guidelines. At December 31, 2019, our largest commercial real estate loan totaled $3.2 million and was secured by commercial real estate and residential real estate. At that date, our largest multi-family real estate loan totaled $409,000 and was secured by a multiuse building. At December 31, 2019, both of these loans were performing in accordance with their terms.
Set forth below is information regarding our commercial real estate total loans at December 31, 2019.
Type of Loan	Number of Loans	Total Loan Balances
		(Dollars in thousands)
Apartment Buildings	1	$225
Land	7	429
Storage	2	1,026
Office	8	1,572
Owner occupied commercial real estate	29	10,578
Restaurant	1	581
Retail/Wholesale	12	6,389
Total	60	$20,800
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
At December 31, 2019, we had 429,000 of total land loans outstanding. Our largest land loan totaled $90,000 and was performing in accordance with its terms at December 31, 2019.
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
Commercial Business Lending.   At December 31, 2019, we had $5.9 million of commercial business loans, representing 5.2% of our total loan portfolio. In the coming year we intend to increase our emphasis on commercial business lending. We offer regular lines of credit and revolving lines of credit with terms of up to 12 months to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory. Our commercial lines of credit are typically adjustable-rate generally based on the prime rate, as published in The Wall Street Journal, plus a margin. We generally obtain personal guarantees with respect to all commercial business lines of credit. We also offer term loans of five to seven years.
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
Home Equity Lines of Credit, and Other Consumer Lending.   At December 31, 2019, we had $9.7 million, or 8.5% of our loan portfolio, in home equity loan lines of credit. We intend to increase our portfolio of home equity loan lines of credit in proportion to the increase in our total loan portfolio in 2020.
Our home equity line of credit loans are secured by owner occupied residential property. Home equity lines of credit are variable rate, and are approved with a maximum maturity of up to 25 years. The 25 year term is a 10 draw period followed by a 15 year amortization period. We extend home equity lines of credit on owner occupied property regardless of whether we hold the first mortgage. We do not extend home equity lines of credit unless the combined loan-to-value ratio of the first mortgage and the home equity line of credit is 90% or less.

Home equity line of credit loans have greater risk than one- to four-family residential real estate loans secured by first mortgages. Our interest is generally subordinated to the interest of the institution holding the first mortgage. Even where we hold the first mortgage, we face the risk that the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and costs of foreclosure. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.
Home equity loans and lines of credit and other consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering these loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
From time to time we may make consumer loans other than home equity loans and lines of credit, generally as an accommodation to existing customers. At December 31, 2019, we had $8,000 in other consumer loans.
Construction Lending.   We originate construction loans, primarily for one- to four-family residential properties. At December 31, 2019, $11.7 million, or 10.2%, of our total loan portfolio, consisted of construction loans, all of which were secured by one- to four-family residential real estate. At December 31, 2019, the un-advanced portion of one- to four-family residential construction loans totaled $6.8 million. In the coming year, we intend to continue expanding our construction lending for one- to four-family residential properties. From time to time we may also consider making construction loans for commercial real estate properties, including multi-family properties, if attractive opportunities arise.
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
At December 31, 2019, our largest construction loan had a principal balance of  $584,000. This loan was performing in accordance with its terms at December 31, 2019.
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
Since 2001, and consistent with our interest rate risk strategy in the low interest rate environment, we have sold on a servicing-released basis most of the fixed-rate conforming one- to four-family residential mortgage loans that we have originated. We currently sell most of these loans to the FHLB-Cincinnati through the MPP. During 2019 we originated $91.0 million fixed-rate and adjustable rate one- to four-family residential real estate loans, and sold $82.4 million of such loans to several secondary market investors as well as the FHLB-Cincinnati through the MPP. As part of our business strategy, we intend to expand our mortgage banking activity by adding up to six new commission-based mortgage lenders over the next three years. We believe that our mortgage banking infrastructure and risk management systems will allow us to safely manage a significantly larger volume of loans.
Under the terms of the MPP, we are required to maintain a Lender Risk Account (“LRA”). The LRA consists of amounts withheld from the loan sale proceeds by the FHLB-Cincinnati for absorbing inherent losses that are probable on the loans we sell. These withheld funds are an asset to the Company as they are scheduled to be paid to the Company in future years, net of any credit losses on the loans sold. The funds withheld to settle these potential losses totaled $6.2 million at December 31, 2019; however, these receivables are recorded at fair value, which includes consideration of inherent losses that are probable and net present value discounts. The carrying value of the LRA totaled $3.6 million at December 31, 2019.
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

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2019, we had five participation loans totaling $2.2 million in which we were not the lead lender. We also have sold portions of loans from time to time that exceeded our loans-to-one borrower legal lending limit and for risk diversification. At December 31, 2019 we had two participations totaling $1.5 million, $901,000 of which is sold.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the years indicated.
	Years Ended December 31,
	2019	2018
Total gross loans, including loans held for sale, at beginning of year	$125,802	$108,391
Loans originated:
One- to four-family residential:
Owner occupied	91,005	69,306
Non-owner occupied	—	—
Multifamily real estate	—	241
Residential construction	11,779	14,838
Commercial real estate and land	5,706	3,339
Commercial	5,778	11,041
Home equity and other consumer	4,808	9,308
Total loans originated	119,076	108,073
Loans purchased:
One- to four-family residential:
Owner occupied	—	—
Non-owner occupied	—	—
Multifamily real estate	—	—
Residential construction	—	—
Commercial real estate and land	—	—
Commercial	—	67
Home equity and other consumer	—	—
Total loans purchased	—	67
Loans sold:
One- to four-family residential:
Owner occupied	(82,369)	(52,126)
Non-owner occupied	—	—
Multifamily real estate	—	—
Residential construction	—	—
Commercial real estate and land	—	—
Commercial	—	—
Home equity and other consumer	—	—
Total loans sold	(82,369)	(52,126)
Other:
Principal repayments	(41,578)	(38,603)
Net loan activity	(4,871)	17,411
Total gross loans, including loans held for sale, at end of year	$120,931	$125,802

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
Troubled Debt Restructurings.   We occasionally modify loans to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At December 31, 2019, we had seven loans totaling $292,000 that were classified as troubled debt restructurings. Troubled debt restructurings may also be included in non-accrual loans if they are not performing in accordance with their modified terms or had been performing in accordance with their modified terms for less than six months since the date of restructuring.
At December 31, 2019 and during the twelve months then ended, there were no non-accruing troubled debt restructurings. For the year ended December 31, 2019, we recognized $18,000 of interest income on such loans, the same amount that would have been recorded on the loans under their original terms.

Delinquent Loans.   The following table sets forth our loan delinquencies by type and amount at the dates indicated.
	Loans Delinquent For
	30 – 89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2019
One- to four-family residential:
Owner occupied	1	$75	7	$364	8	$439
Non-owner occupied	—	—	1	489	1	489
Commercial real estate and land	—	—	—	—	—	—
Home equity and other consumer	2	24	—	—	2	24
Residential construction	—	—	—	—	—	—
Multi-family real estate	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Total	3	$99	8	$853	11	$952
At December 31, 2018
One- to four-family residential:
Owner occupied	2	$86	5	$362	7	$448
Non-owner occupied	1	493	—	—	1	493
Commercial real estate and land	—	—	—	—	—	—
Home equity and other consumer	4	55	2	71	6	126
Residential construction	—	—	—	—	—	—
Multi-family real estate	—	—	—	—	—	—
Commercial	1	125	—	—	1	125
Total	8	$759	7	$433	15	$1,192
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
On the basis of this review of our assets, our classified loans, special mention loans, and foreclosed real estate held for sale at the dates indicated were as follows:
	At December 31,
	2019	2018
Classified loans:
Substandard	$1,414	$1,708
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$1,414	$1,708
Special mention loans	$—	$—
Foreclosed real estate held for sale	$—	$217

Non-Performing Assets.   The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.
	At December 31,
	2019	2018
	(Dollars in thousands)
Non-accrual loans:
One- to four-family residential:
Owner occupied	$364	$362
Non-owner occupied	489	—
Commercial real estate and land	—	—
Home equity and other consumer	—	71
Residential construction	—	—
Multi-family real estate	—	—
Commercial	—	—
Total	853	433
Accruing loans 90 days or more past due:
One- to four-family residential:
Owner occupied	$—	$—
Non-owner occupied	—	—
Commercial real estate and land	—	—
Home equity and other consumer	—	—
Residential construction	—	—
Multi-family real estate	—	—
Commercial	—	—
Total loans 90 days or more past due	—	—
Accruing troubled debt restructurings:
One- to four-family residential:
Owner occupied	$71	$74
Non-owner occupied	182	190
Commercial real estate and land	—	—
Home equity and other consumer	39	43
Residential construction	—	—
Multi-family real estate	—	—
Commercial	—	—
Total	$292	$307
Total non-performing loans	$1,145	$740
Foreclosed real estate	—	217
Total non-performing assets	$1,145	$957
Ratios:
Total non-performing loans to total loans	1.00%	0.60%
Total non-performing assets to total assets	0.80%	0.70%
Non-performing assets excluding accruing troubled debt restructurings to total assets	0.60%	0.47%
Non-performing loans excluding accruing troubled debt restructurings to total loans	0.74%	0.35%

For the year ended December 31, 2019, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $26,000. Interest income recognized on such loans for the year ended December 31, 2019 was $13,000.
Other Loans of Concern.   There were no other loans at December 31, 2019 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.
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
Allowance for Loan Losses.   The following table sets forth activity in our allowance for loan losses for the years indicated.
	At or For the Years Ended December 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of year	$1,187	$1,181
Charge-offs:
One- to four-family residential:
Owner occupied	—	(35)
Non-owner occupied	—	—
Commercial real estate and land	—	(68)
Home equity and other consumer	(39)	(7)
Residential construction	—	—
Multi-family real estate	—	—
Commercial	—	—
Total charge-offs	(39)	(110)
Recoveries:
One- to four-family residential:
Owner occupied	15	15
Non-owner occupied	2	2
Commercial real estate and land	—	—
Home equity and other consumer	1	—
Residential construction	—	—
Multi-family real estate	—	—
Commercial	—	—
Total recoveries	18	17
Net charge-offs	(21)	(93)
Provision for loan losses	—	99
Balance at end of year	$1,166	$1,187
Ratios:
Net charge-offs to average loans outstanding	(0.02)%	(0.09)%
Allowance for loan losses to non-performing loans at end of year	101.83%	160.41%
Allowance for loan losses to total loans at end of year	1.02%	0.96%

There were $21,000 in net loan charge-offs for the year ended December 31, 2019 and $93,000 in net loan charge-offs during the year ended December 2018, respectively.
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
	At December 31,
	2019			2018
	Allowance for Loan Losses	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family residential:
Owner occupied	$394	33.79%	52.26%	$409	34.46%	54.18%
Non-owner occupied	29	2.49	4.82	42	3.54	5.21
Commercial real estate and land	346	29.67	18.16	260	21.90	14.19
Home equity and other consumer	225	19.30	8.46	313	26.37	11.11
Residential construction	139	11.92	10.20	128	10.78	9.48
Multi-family real estate	13	1.11	0.93	14	1.18	0.96
Commercial	20	1.72	5.17	21	1.77	4.87
Total allocated allowance	1,166	100.00	100.00	1,187	100.00	100.00
Unallocated allowance	—	—	—	—	—	—
Total allowance for loan losses	$1,166	100.00%	100.00%	$1,187	100.00%	100.00%
At December 31, 2019 and 2018, our allowance for loan losses represented 1.02% and 0.96% of total loans and 101.83% and 160.41% of non-performing loans. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the FDIC and ODFI will periodically review our allowance for loan losses. The FDIC and ODFI may require that we increase our allowance based on its judgments of information available to it at the time of its examination. The regulatory agencies are not, however, directly involved in the determination of the allowance for loan losses, and decisions to increase and decrease the allowance are the responsibility of Eagle Savings Bank management. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.
The Financial Accounting Standards Board has adopted a new accounting standard that will affect our allowance for loan losses, effective for Eagle Financial Bancorp, Inc. and Eagle Savings Bank for fiscal year 2023. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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
Federal Home Loan Bank Stock.   We hold common stock of the FHLB-Cincinnati in connection with our FHLB borrowing activities totaling $816,000 and $754,000 at December 31, 2019 and 2018. The FHLB-Cincinnati common stock is carried at cost and classified as restricted equity securities. We may be required to purchase additional FHLB-Cincinnati stock if we increase our FHLB-Cincinnati advances in the future.
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
Deposits.   Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, statement savings accounts, variable rate money market accounts, and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past used, and currently do not hold, any brokered deposits. At December 31, 2019, our core deposits, which are deposits other than certificates of deposit, were $64.4 million, representing 57.5% of total deposits.
We participate in the National CD Rateline Program as a wholesale source for certificates of deposit to supplement deposits generated through our retail banking operations. The Rateline Program provides an internet based listing service which connects financial institutions such as Eagle Savings Bank with other financial institutions for jumbo certificates of deposit. Deposits obtained through the Rateline Program are not considered to be brokered deposits. At December 31, 2019, approximately $746,000 of our certificates of deposit, representing 0.7% of our total deposits, had been obtained through the Rateline Program. At December 31, 2019, these certificates of deposit had an average term to maturity of 4.2 months. Early withdrawal of these deposits is not permitted, which makes these accounts a more stable source of funds.
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
The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated.
	For the Years Ended December 31,
	2019			2018
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing checking	$5,474	5.06%	—%	$4,564	4.42%	—%
Interest-bearing checking	19,632	18.13	.17	18,339	17.75	0.15
Savings	16,623	15.35	.14	17,287	16.73	0.14
Money market demand	18,559	17.14	.49	18,825	18.21	0.22
Certificates of deposit	47,984	44.32	1.99	44,325	42.89	1.52
Total deposits	$108,272	100.00%	1.07%	$103,340	100.00%	0.85%
The following table sets forth our deposit activities for the years indicated.
	At or For the Years Ended December 31,
	2019	2018
	(In thousands)
Beginning balance	$106,369	$101,118
Net deposits before interest expense	4,517	4,481
Interest expense	1,105	770
Net increase in deposits	5,622	5,251
Ending balance	$111,991	$106,369
The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.
	At December 31,
	2019	2018
	(In thousands)
Interest Rate:
Less than 1.00%	$2,410	$5,506
1.00% – 1.99%	19,431	31,681
2.00 – 2.99%	24,860	9,311
3.00 – 3.99%	868	—
Total	$47,569	$46,498

Maturities of Certificates of Deposit Accounts.   The following table sets forth the amount and maturities of all our certificates of deposit by interest rate at December 31, 2019.
	At December 31, 2019
	Period to Maturity
	Less Than or Equal to One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$2,327	$83	$—	$—	$2,410	5.07%
1.00% – 1.99%	9,294	6,319	2,014	1,804	19,431	40.85
2.00% – 2.99%	14,788	4,689	3,038	2,345	24,860	52.26
3.00% – 3.99%	—	—	—	868	868	1.82
Total	$26,409	$11,091	$5,052	$5,017	$47,569	100.00%
As of December 31, 2019, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $21.4 million. The following table sets forth the maturity of those certificates as of December 31, 2019.
At December 31, 2019
(In thousands)
Three months or less	$2,829
Over three months through six months	4,049
Over six months through one year	5,259
Over one year to three years	6,833
Over three years	2,464
Total	$21,434
Borrowings.   From time to time we obtain advances from the FHLB-Cincinnati upon the security of our capital stock in the FHLB-Cincinnati and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to reprice than our deposits, they can change our interest rate risk profile. See Note 8 to the Financial Statements for additional information on the maturity of our FHLB-Cincinnati advances. At December 31, 2019, we had no outstanding advances from the FHLB-Cincinnati. At December 31, 2019, based on available collateral, our ownership of FHLB stock, and based upon our internal policy, we had access to additional FHLB-Cincinnati advances of up to $48.8 million.
The following table sets forth information concerning balances and interest rates on our borrowings at and for the years shown:
	At or For the Years Ended December 31,
	2019	2018
	(Dollars in thousands)
FHLB advances:
Balance at end of year	$—	$—
Average balance during year	$22	$2
Maximum outstanding at any month end	$—	$7
Weighted average interest rate at end of year	0.00%	0.00%
Average interest rate during year	2.58%	3.33%

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
Employees
As of December 31, 2019 we had 37 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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
Ohio Regulation
Prior to 2018, Ohio-chartered banks, savings banks and savings and loan associations were governed by three different sets of Ohio laws. Effective January 1, 2018, the Ohio Legislature amended Ohio’s banking laws so that Ohio-chartered banks, savings banks and savings and loan associations are under one common form of charter. Sections of the code that formerly governed savings and loan associations and savings banks were eliminated. Accordingly, Eagle Savings Bank is now governed by the same statutory framework as Ohio banks and savings banks. However, under the new laws, a savings and loan association may elect to continue to be classified as a savings and loan association if the savings and loan association continues to hold the required amount of qualified thrift investments. As a result of Eagle Savings Bank making such an election, Eagle Savings Bank is subject to the same Ohio laws as banks and savings banks, but Eagle Financial Bancorp, Inc. continues to be regulated as a savings and loan holding company for purposes of federal law.
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
Legislation enacted in May 2018 required the federal banking agencies, including the FDIC, to establish an optional “community bank leverage ratio” of between 8% to 10% of average total consolidated assets for qualifying institutions with assets less than $10 billion of assets. Institutions with capital meeting the specified requirement and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements. The federal regulators issued a final rule, effective January 1, 2020, that set the elective community bank leverage ratio at 9% tier 1 capital to average total consolidated assets.
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
At each successive lower undercapitalized capital category, an insured depository institution may be subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, an insured depository institution that is classified in one of the undercapitalized categories is required to submit a capital restoration plan to the appropriate federal banking agency. An undercapitalized institution’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” institutions must comply with one or more of a number of additional restrictions, including but not limited to, an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.
The previously referenced final rule that establishes an elective “community bank leverage ratio” regulatory framework provides that a qualifying institution whose tier 1 capital complies with the ratio and opts into the framework will be considered well capitalized.
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
Qualified Thrift Lender Test.   Federal law requires savings associations to satisfy a qualified thrift lender (“QTL”) test under which an association must either qualify as a “domestic building and loan” as defined by the Internal Revenue Code or maintain at least 65% of its “portfolio assets” in “qualified thrift investments for at least nine out of every twelve months. “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business. A savings association that fails the QTL test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law. As of December 31, 2019, Eagle Savings Bank maintained 69.9% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.
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
Enforcement.   The FDIC has extensive enforcement authority over insured state savings associations, including Eagle Savings Bank. The enforcement authority includes, among others, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The FDIC may also appoint itself as conservator or receiver for an insured state non-member bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.
Federal Insurance of Deposit Accounts.   Eagle Savings Bank is a member of the FDIC’s Deposit Insurance Fund. Deposit accounts in Eagle Savings Bank are insured up to a maximum of  $250,000 for each separately insured depositor. The FDIC imposes deposit insurance assessments. Under the FDIC’s risk-based assessment system, insured institutions were initially assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depended upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) ranged from 2 1∕2 to 45 basis points of each institution’s total assets less tangible capital. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits. Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for institutions of less than $10 billion in total assets to 1.5 basis points to 30 basis points, also effective July 1, 2016. The Dodd-Frank Act specifies that banks of greater than $10 billion in assets be required to bear the burden of raising the reserve ratio from 1.15% to 1.35%. Such institutions were subject to an annual surcharge of 4.5 basis points of total assets exceeding $10 billion. On September 30, 2018, the Deposit Insurance Fund Reserve Ratio exceeded 1.35%. As a result (i) banks with total consolidated assets of less than $10 billion will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the ratio reserve is at or above 1.38%, and (ii) surcharges on banks with total consolidated assets of  $10 billion ended.
The FDIC, exercising discretion provided to it by the Dodd-Frank Act, has established a long-term goal of achieving a 2% reverse ratio for the Deposit Insurance Fund.
The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Future insurance assessment rates cannot be predicted.
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

Federal Reserve System
The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2020, the Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $127.5 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%, and for amounts greater than $127.5 million the reserve requirement is 10.0% (which may be adjusted annually by the Federal Reserve Board to between 8.0% and 14.0%). The first $16.9 million of otherwise reservable balances (which may be adjusted annually by the Federal Reserve Board) are exempted from the reserve requirements. Eagle Savings Bank is in compliance with these requirements.
Federal Home Loan Bank System
Eagle Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Eagle Savings Bank was in compliance with this requirement at December 31, 2019.
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
The Dodd-Frank Act required the Federal Reserve Board to impose upon bank and savings and loan holding companies consolidated regulatory capital requirements that are equally stringent as those applicable to the subsidiary depository institutions. However, legislation enacted in May 2018 required the Federal Reserve Board to raise the asset size threshold of its “small holding company” exception to the applicability of consolidated holding company capital requirements from $ 1 billion to $3 billion. The change became effective in 2018. Consequently, holding companies with less than $3 billion of consolidated assets, such as Eagle Financial Bancorp, Inc., are generally not subject to the requirements unless otherwise advised by the Federal Reserve Board.

The Dodd-Frank Act codified the “source of strength” doctrine. That longstanding policy of the Federal Reserve Board requires bank holding companies to serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.
The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The policy statement also provides for regulatory consultation and possible objection prior to a holding company paying dividends or redeeming or repurchasing regulatory capital instruments under certain circumstances.
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
Net Operating Loss Carryovers.   Generally, a financial institution may carry a net operating loss forward indefinitely for losses generated in taxable years ending after December 31, 2017. Eagle Savings Bank had no federal net operating loss carryforwards at December 31, 2019.
Capital Loss Carryovers.   A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five year carryover period is not deductible. At December 31, 2019, Eagle Savings Bank had no capital loss carryovers.
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
An increase in interest rates or a change in market conditions could reduce our mortgage banking revenues, which would negatively impact our non-interest income.
We sell residential mortgage loans in the secondary market, which provides a significant portion of our non-interest income. We generate mortgage revenues primarily from gains on the sale of mortgage loans to investors on a servicing-released basis. We also earn interest on loans held for sale while they are awaiting delivery to our investors. For the year ended December 31, 2019, income from loan sales equaled $2.4 million, which made up approximately 86.0% of our non-interest income and 29.2% of our revenue. We intend to increase our mortgage banking operations, including adding up to six additional commission-based mortgage lenders. In a rising or higher interest rate environment, our originations of mortgage loans may continue to decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage banking revenues. In addition, our results of operations are affected by the amount of non-interest expenses associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.
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
At December 31, 2019, $65.4 million, or 57.1%, of our total loan portfolio was secured by one- to four-family real estate. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in current residential real estate values could reduce the value of the real estate collateral securing these types of loans. As a result, we have increased risk that we could incur losses if borrowers default on their loans because we may be unable to recover all or part of the defaulted loans by selling the real estate collateral. In addition, if borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds. For these reasons, we may experience higher rates of delinquencies, defaults and losses on our residential mortgage loans.
We have a high concentration of loans secured by real estate in our market area, which makes our business highly susceptible to downturns in the local economy and could adversely affect our financial condition and results of operations.
Unlike larger financial institutions that are more geographically diversified, we are a community banking franchise located in Cincinnati, Ohio. At December 31, 2019, a substantial amount of our mortgage loans were secured by real estate located in Hamilton County, Ohio and, to a lesser extent, the adjoining counties in Ohio, Kentucky and Indiana. As a result, we have a greater risk of loan defaults and losses in the event of economic weakness in this area, which may have a negative effect on the ability of our borrowers to timely repay their loans. A deterioration in economic conditions in the market area we serve could result in, among other things: (i) an increase in loan delinquencies, problem assets and foreclosures; (ii) a decrease in the demand for loans by creditworthy borrowers; and (iii) a decline in the value of the collateral securing our loans. Consequently, a deterioration in economic conditions in the local economy could have a material adverse effect on our business, financial condition and results of operations.
A portion of our one- to four-family residential mortgage loans is comprised of non-owner occupied properties which increases the credit risk on this portion of our loan portfolio.
At December 31, 2019, of the $65.4 million of one- to four-family residential mortgage loans in our portfolio, $5.5 million, or 8.4% of this amount, was comprised of non-owner occupied properties. We do not make such loans anymore. Our non-owner occupied residential loans are secured primarily by single family properties, and to a much lesser extent, by two- to four-unit properties. We believe that there is a greater credit risk inherent in investor-owner and non-owner occupied properties than in owner occupied single family properties since, similar to commercial real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the units of the property. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied borrowers may have more than one loan outstanding with us, which may expose us to a greater risk of loss compared to residential and commercial borrowers with only one loan. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties which could affect the borrower’s ability to repay the loan. At December 31, 2019, one of our non-owner occupied one- to four-family loans was delinquent 30 days or more.
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
As part of our strategic business plan, we intend to increase our home equity lines of credit. At December 31, 2019 home equity loans and lines of credit totaled $9.7 million, or 8.5%, of our total loans. Most of our home equity loans and lines of credit are secured by real estate in Hamilton County, Ohio and contiguous counties. We generally originate home equity lines of credit with loan-to-value ratios of up to 90% when combined with the principal balance of the existing first mortgage loan. Declines in real estate values in our market area could cause some of our home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.
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
At December 31, 2019, our allowance for loan losses as a percentage of total loans was 1.02%. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover probable losses inherent in our loan portfolio, which would require additions to our allowance and thereby decrease our net income.
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
At December 31, 2019, our “rate shock” analysis indicates that our net portfolio value would decrease by $4.7 million, or 11.3%, if there were an instantaneous 200 basis point increase in market interest rates. However, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.
If our non-performing assets increase, our earnings will be adversely affected.
At December 31, 2019, our non-performing assets, which consist of non-performing loans and other real estate owned, were $1.1 million, or 0.80% of total assets. Our non-performing assets adversely affect our net income in various ways:
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
The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. Eagle Savings Bank has elected to opt out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating its regulatory capital requirements. The final rule also establishes a “capital conservation buffer” of 2.5%, and, when fully phased in, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began being phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased each year until full implementation in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.
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
The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for Eagle Financial Bancorp, Inc. and Eagle Savings Bank for fiscal year 2023. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.
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
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the FHLB-Cincinnati and other borrowings to fund our operations. At December 31, 2019, we had no FHLB-Cincinnati advances outstanding with an additional $48.8 million of available borrowing capacity. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB-Cincinnati, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets where our loans are concentrated, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.
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
The trading market in our common stock is limited, which could hinder your ability to sell our common stock. In addition, we have recently delisted our common stock from the Nasdaq Capital Market, which could decrease your ability to sell our common stock.
The development of an active trading market depends on the existence of willing buyers and sellers, the presence of which is not within our control, or that of any market maker. The number of active buyers and sellers of the shares of our common stock at any particular time may be limited. Under such circumstances, you could have difficulty selling your shares of common stock on short notice, and, therefore, you should not view the shares of common stock as a short-term investment. In addition, we have recently voluntarily delisted our common stock from the Nasdaq Stock Market, which could further decrease market liquidity and your ability to sell your shares.
ITEM 1B.
Unresolved Staff Comments

Not applicable.
ITEM 2.
Properties

At December 31, 2019, the net book value of our properties was $3.7 million, and the net book value of our furniture, fixtures and equipment (including computer software) was $330,000. The following table sets forth information regarding our offices.
Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:
6415 Bridgetown Road Cincinnati, OH 45248	Owned	2003	$2,405
Branch Offices:
5681 Rapid Run Rapid Run Plaza (at Neeb Rd.) Cincinnati, OH 45238	Leased	2009	22
3420 Edwards Road Cincinnati, OH 45208	Owned	2014	1,303
We believe that our current facilities are adequate to meet our present and foreseeable needs, other than modest and customary repair and replacement needs.
ITEM 3.
Legal Proceedings

At December 31, 2019, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes are immaterial to our financial condition, our results of operations and our cash flows.
ITEM 4.
Mine Safety Disclosures.

None.

PART II
ITEM 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are quoted on the OTCQB market place maintained by the OTC Market Groups, Inc. under the symbol “EFBI”. Over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. The approximate number of holders of record of Eagle Financial Bancorp, Inc.’s common stock as of March 26, 2020 was 195. Certain shares of Eagle Financial Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. From July 21, 2017 to December 20, 2019, the common stock of Eagle Financial Bancorp, Inc. traded on the NASDAQ Capital Market.
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
The equity compensation plan information presented under subparagraph (b) in Part III, Item 12 of this report is incorporated herein by reference.
The following table provides information regarding the Company’s purchase of its common stock during the quarter ended December 31, 2019.
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Maximum number of shares that may yet be purchased under the program(1)
October 2019	6,100	$16.00	48,700	32,585
November 2019	—	—	48,700	32,585
December 2019	11,400	16.08	60,100	21,185
Total	$17,500	16.05

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

ITEM 6.
Selected Financial Data

The following tables set forth selected consolidated historical financial and other data of Eagle Financial Bancorp, Inc. and subsidiary at or for the year ended December 31, 2019. The following information is only a summary, and should be read in conjunction with the business and financial information contained elsewhere in this annual report. The information at and for the years ended December 31, 2019 and 2018 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of Eagle Financial Bancorp, Inc. and subsidiary in Item 8 of this annual report.
	At December 31,
	2019	2018
	(In thousands)
Selected Financial Condition Data:
Total assets	$142,788	$137,085
Cash and cash equivalents	15,301	7,434
Interest-bearing time deposits in other banks	2,988	3,486
Loans held for sale	6,390	1,827
Loans, net	106,568	113,317
Premises and equipment at depreciated cost	4,062	4,210
Bank-owned life insurance	2,005	1,958
FHLB lender risk account receivable	3,646	3,377
Deposits	111,991	106,369
FHLB advances	—	—
Total shareholders’ equity	27,903	27,774
	For the Years Ended December 31,
	2019	2018
	(In thousands)
Selected Operations Data:
Interest and dividend income	$5,403	$5,046
Interest expense	1,105	770
Net interest income	4,298	4,276
Provision for loan losses	—	99
Net interest income after provision for loan losses	4,298	4,177
Non-interest income	2,775	1,732
Non-interest expense	6,228	5,471
Income before income taxes	845	438
Income tax	187	94
Net Income	$658	$344

	At or For the Years Ended December 31,
	2019	2018
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.47%	0.26%
Return on average equity	2.36%	1.25%
Interest rate spread(1)	3.26%	3.42%
Net interest margin(2)	3.44%	3.56%
Efficiency ratio(3)	88.05%	91.06%
Non-interest expense to average total assets	4.46%	4.08%
Average interest-earning assets to average interest-bearing liabilities	121.38%	121.54%
Average equity to average total assets	19.98%	20.61%
Asset Quality Ratios:
Non-performing assets to total assets	0.80%	0.70%
Non-performing loans to total loans	1.00%	0.60%
Non-performing assets excluding accruing troubled debt restructurings to total assets	0.60%	0.47%
Non-performing loans excluding accruing troubled debt restructurings to total loans	0.74%	0.35%
Allowance for loan losses to non-performing loans	101.83%	160.41%
Allowance for loan losses to total loans	1.02%	0.96%
Capital Ratios:
Total capital (to risk-weighted assets)	17.2%	16.9%
Common equity Tier 1 capital (to risk-weighted assets)	16.3%	15.9%
Tier 1 capital (to risk-weighted assets)	16.3%	15.9%
Tier 1 capital (to average assets)	15.4%	15.2%
Other Data:
Number of full service offices	3	3

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

ITEM 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help investors understand the financial performance of Eagle Financial Bancorp, Inc. and its subsidiary through a discussion of the factors affecting our financial condition at December 31, 2019 and 2018 and our results of operations for the years ended December 31, 2019 and 2018. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear in Item 8.
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
Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential real estate loans, commercial real estate and land loans, home equity loans and lines of credit and construction loans. To a lesser extent, we also make commercial business loans, multi-family real estate loans and other consumer loans. At December 31, 2019, $65.4 million, or 57.1% of our total loan portfolio, was comprised of one- to four-family residential real estate loans. At that same date, $20.8 million, or 18.2% of our total loan portfolio, was comprised of commercial real estate and land loans, and $9.7 million, or 8.5% of our total loan portfolio, was comprised of home equity and other consumer loans, all but $8,000 of which were home equity loans and lines of credit.
In connection with our mutual to stock conversion and related stock offering in 2017, we have hired a new Mortgage Operations Manager and credit support staff to support the managed growth of our lending operations using the proceeds of the offering. We intend to increase our commercial real estate, construction and home equity lending. We consider these areas to be part of our core competencies and historical strengths.
We also emphasize mortgage banking with four mortgage loan officers. Our revenue from gain on sales of loans was $2.4 million and $1.5 million for the years ended December 31, 2019 and 2018, respectively. We intend to expand our mortgage lending business, including the addition of up to six new commission-based mortgage lenders locally over the next three years.
We offer a variety of deposit accounts, including checking accounts, savings accounts, money market demand accounts and certificate of deposit accounts. We utilize advances from the FHLB-Cincinnati for liquidity and for asset/liability management purposes. At December 31, 2019, we had no advances outstanding with the FHLB-Cincinnati.
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
We invest in bank-owned life insurance to provide us with a funding source to offset some of the costs of our supplemental retirement plan obligations. Bank owned life insurance provides us with non-interest income that is nontaxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital. At December 31, 2019, this limit was $5.5 million, and we had invested $2.0 million in bank-owned life insurance.
Business Strategy
Our current business strategy is to operate as a well-capitalized and profitable community bank dedicated to serving the needs of our consumer and business customers, and offering personalized and efficient customer service. We are a very small financial institution, and we believe that managing prudent yet consistent asset growth in order to increase revenue is critical to our long-term success. Since the conversion and offering, we have focused on increasing our portfolio of shorter term, higher yielding loans, continuing to grow our mortgage banking operations and increasing our “core” deposit base.

Highlights of our business strategy include:
•
Continuing to expand our mortgage banking operations.   Since 2001, we have expanded our mortgage banking operations, and we intend to further increase this part of our business. In 2019, we originated $91.0 million of one- to four-family residential loans, of which we sold $82.4 million to the secondary market, compared to $69.3 million of such loans originated in fiscal 2018, of which $52.1 million were sold. We currently employ four residential mortgage loan originators. We intend to hire another five or six new loan officers over the next three years, as well as additional support staff, in order to continue to increase our mortgage banking operations. The majority of these loans are currently sold to the FHLB-Cincinnati, although we are approved for sale of loans to Freddie Mac and expect to increase our sale of residential mortgage loans to other third parties in the future. Although we have no specific plans to do so at this time, we may also seek to add one or more loan production offices in attractive areas in our lending market should the opportunity arise in the future.

•
Growing our portfolios of shorter term, higher yielding loans, including commercial business loans, commercial real estate loans, construction loans, and home equity loans and lines of credit.   In 2020, we intend to continue to leverage our existing lending capabilities to grow our portfolios of commercial real estate, commercial business and construction loans and home equity loans and lines of credit. These types of loans generally have shorter terms and higher yields than loans secured by one- to four-family residential properties. Continuing to increase the percentage of such loans in our portfolio will help increase our net interest income and assist us in managing interest rate risk. Commercial real estate, construction and home equity lending will continue to be part of our core competencies and historical strengths. The additional capital raised in the stock offering has allowed us, and will continue to also allow us to leverage our existing infrastructure and lending team to increase our commercial real estate, commercial business, construction and home equity lending. See “Business of Eagle Savings Bank — Lending Activities.

•
Increasing our “core” deposit base.   We intend to continue to increase our core deposit base, particularly checking accounts. Core deposits include all deposit account types except certificates of deposit. Core deposits are our least costly source of funds and our least rate sensitive deposits, and improve our interest rate spread and interest rate risk. These deposits also represent our best opportunity to develop customer relationships that enable us to cross-sell our full complement of products and services. In addition, core deposits contribute non-interest income from account-related fees and services and are generally less sensitive to withdrawal when interest rates fluctuate. In recent years, we have significantly expanded and improved the products and services we offer our retail and business deposit customers who maintain core deposit accounts and have improved our infrastructure for electronic banking services, including online banking, mobile banking, bill pay, and e-statements. The deposit infrastructure we have established can accommodate significant increases in retail and business deposit accounts without additional capital expenditure. We expect that our increased commercial lending will continue to help us increase our business deposit customers above 2019 numbers.

•
Continue to implement a managed growth strategy while maintaining high asset quality.   We emphasize a disciplined credit culture based on sound underwriting standards and credit administration, market knowledge, close ties to our customers and experienced loan officers. At December 31, 2019, our non-performing assets equaled 0.80% of total assets, as compared to 0.70% at December 31, 2018. We intend to pursue a managed growth strategy for the foreseeable future, with the goal of improving the profitability of our business through increased net interest income and non-interest income from our mortgage banking operations. However, we intend to maintain strict, quality-oriented loan underwriting and credit monitoring processes as we grow our operations.

•
Remaining a community-oriented institution.   We were organized in 1882 and have been operating continuously in and around our market since that time. We have trained our employees to focus on high quality service in order to maintain and build a loyal customer base. The Eagle Savings Bank Charitable Foundation made great progress in 2019 to promote community relationships and exposure in our market. We intend to expand our support of charitable organizations operating in our local community in 2020 and beyond.

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
Management of Non-interest Expense
Following the completion of the conversion and stock offering, our non-interest expense has increased because of the increased costs associated with operating as a public company, and the increased compensation expenses associated with the purchase of shares of common stock by our employee stock ownership plan. The implementation of our stock-based benefit plans has also increased our non-interest expenses. In December 2019 we delisted from the Nasdaq Stock Market to save approximately $32,000 in annual costs. We also may deregister with the SEC in 2020, which would reduce costs associated with SEC reporting requirements.
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
Comparison of Financial Condition at December 31, 2019 and December 31, 2018
Total Assets.   Total assets were $142.8 million at December 31, 2019, an increase of  $5.7 million, or 4.2%, over the $137.1 million at December 31, 2018. The increase was primarily comprised of an increase in cash and cash equivalents of  $7.9 million, partially offset by a decrease in net loans of  $6.7 million, and a decrease in interest-bearing time deposits in other banks of  $498,000.
Net Loans.   Net loans decreased by $6.7 million, or 6.0%, to $106.6 million at December 31, 2019 from $113.3 million at December 31, 2018. During the year ended December 31, 2019, we originated $119.1 million of loans, $91.0 million of which were one- to four-family residential real estate loans, and sold $82.4 million of loans in the secondary market. During the year ended December 31, 2019, one- to four-family residential real estate loans decreased $8.3 million, or 11.2%, to $65.4 million at December 31, 2019, from $73.6 million at December 31, 2018; multi-family loans decreased $120,000, or 10.1%, to $1.1 million at December 31, 2019; construction loans decreased $72,000, or 0.6%, to $11.7 million at December 31, 2019; home equity and other consumer loans decreased $4.1 million, or 29.6% to $9.7 million at December 31, 2019; and commercial loans decreased $120,000, or 2.0% to $5.9 million at December 31, 2019. Commercial real estate loans and land loans increased $3.2 million, or 18.3%, to $20.8 million at December 31, 2019. The increase in the balance of commercial real estate loans reflects our strategy to grow and diversify our loan portfolio, with an emphasis on increasing commercial and commercial real estate loans, as a shift in strategy from our traditional portfolio focus on one- to four-family residential loans. Such growth has been achieved amid strong competition for commercial real estate loans. We primarily sell one- to four-family residential loans on a servicing released basis. We sell loans in transactions with the FHLB-Cincinnati, through its mortgage purchase program, and to other investors. We sold $82.4 million of loans in fiscal 2019. Loans serviced for these investors were $1.6 million at December 31, 2019. Management intends to continue this sales activity in future periods.

Interest-Bearing Deposits in Other Banks.   The Bank’s investment in certificates of deposit in other banks decreased by $498,000, or 14.3%, to a total of  $3.0 million at December 31, 2019, compared to $3.5 million at December 31, 2018.
Foreclosed Real Estate Held for Sale, Net.   Foreclosed assets decreased $217,000, or 100.0%, to $0 at December 31, 2019. Two properties valued at $217,000 were sold in February 2019 for $245,000 resulting in a gain of  $28,000.
Deposits.   Deposits increased by $5.6 million, or 5.3%, to $112.0 million at December 31, 2019 from $106.4 million at December 31, 2018. Our core deposits, which are deposits other than certificates of deposit, increased $4.6 million, or 7.6%, to $64.4 million at December 31, 2019 from $59.9 million at December 31, 2018. Certificates of deposit increased $1.1 million, or 2.3%, to $47.6 million at December 31, 2019 from $46.5 million at December 31, 2018. During the year ended December 31, 2019, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits, while also increasing emphasis on certificates of deposit. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits and money market accounts.
Federal Home Loan Bank Advances.   The Bank had no advances from the Federal Home Loan Bank at December, 31 2019 and 2018. At both December 31, 2019 and 2018, the Bank had an unused line of credit with the Federal Home Loan Bank of  $10.0 million
Shareholders’ Equity.   Total shareholders’ equity increased $129,000, or 0.5%, to $27.9 million at December 31, 2019 from $27.8 million at December 31, 2018. The increase was primarily due to net income of  $658,000, stock based compensation expense of  $246,000, and ESOP shares earned of  $102,000, offset by repurchases of the company’s common stock of  $877,000 during the year ended December 31, 2019.
Comparison of Operating Results for the Years Ended December 31, 2019 and December 31, 2018
General.   Our net income for the year ended December 31, 2019 was $658,000, compared to net income of  $344,000 for the year ended December 31, 2018, an increase of  $314,000, or 91.3%. The increase in net income was primarily due to an increase in total noninterest income of  $1.1 million, and an increase in net interest income after provision for loan losses of  $121,000, offset by an increase in noninterest expense of $757,000, and an increase in tax expense of  $93,000 for the year ended December 31, 2019.
Interest Income.   Interest income increased $357,000, or 7.1%, to $5.4 million for the year ended December 31, 2019 from $5.0 million for the year ended December 31, 2018. This increase was primarily attributable to a $332,000 increase in interest income on loans and an increase of  $25,000 on other interest earning deposits and dividends on FHLB stock. The average balance of loans during the year ended December 31, 2019 increased by $4.2 million, or 3.9%, from the average balance for the year ended December 31, 2018, while the average yield on loans increased by 13 basis points to 4.63% for the year ended December 31, 2019 from 4.50% for the year ended December 31, 2018. The increase in average yield on loans was due in large part to the rising interest rate environment. Interest income on interest-earning deposits, including certificates of deposit in other financial institutions and dividends on FHLB stock, increased $25,000, or 9.1%, for the year ended December 31, 2019, as a result of an increase in the average balance of  $576,000 and the average yield of ten basis points, to 2.06%.
Interest Expense.   Total interest expense increased $335,000, or 43.5%, to $1.1 million for the year ended December 31, 2019 from $770,000 for the year ended December 31, 2018. The increase was due primarily to an increase in the average cost of total interest-bearing deposits of 29 basis points to 1.07% for the year ended December 31, 2019 from 0.78% for the year ended December 31, 2018, as well as an increase in the average balance of interest bearing deposits of  $4.0 million or 4.1%
Interest expense on FHLB advances was $0 for the year ended December 31, 2019 and 2018.
Net Interest Income.   Net interest income increased $22,000, or 0.5%, to $4.3 million for the year ended December 31, 2019. The increase reflected an increase in total interest and dividend income of $357,000. Our net interest margin decreased to 3.44% for the year ended December 31, 2019 from 3.56% for the year ended December 31, 2018. The interest rate spread and net interest margin were impacted by the effect of rising interest rates on total interest bearing deposits for the year ended December 31, 2019, compared to the year ended December 31, 2018.
Provision for Loan Losses.   Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a provision for loan losses of  $0 for the year ended December 31, 2019 and $99,000 for the year ended December 31, 2018. The allowance for loan losses was $1.2 million, or 1.02% of total loans, at December 31, 2019, compared to $1.2 million, or 0.96% of total loans, at December 31, 2018. Total non-performing loans were $1.1 million at December 31, 2019, compared to $740,000 at December 31, 2018. Classified and special mention loans were $1.4 million at December 31, 2019, compared to $1.7 million at December 31, 2018. Total loans past due 30 days or more were $952,000 and $1.2 million at December 31, 2019 and 2018, respectively. Net charge-offs totaled $21,000 for the year ended December 31, 2019, compared to $93,000 for the year ended December 31, 2018.
Non-Interest Income.   Non-interest income increased $1.1 million, or 60.2%, to $2.8 million for the year ended December 31, 2019 from $1.7 million for the year ended December 31, 2018. The increase was primarily due to an increase in the net gain on loan sales of  $890,000, and an increase in other service charges and fees of  $128,000 for the year ended December 31, 2019.
Non-Interest Expense.   Non-interest expense increased $757,000, or 13.8%, to $6.2 million for the year ended December 31, 2019, compared to $5.5 million for the year ended December 31, 2018. The increase is reflective of an increase in compensation and benefits. Compensation and benefits increased by $859,000, or 25.0%, to $4.3 million for the year ended December 31, 2019 from $3.4 million for the year ended December 31, 2018, offset by decreases in other noninterest expenses of  $102,000 for the year ended December 31, 2019 from the year ended December 31, 2018.
Federal Income Taxes.   Federal income taxes increased by $93,000 to a tax expense of  $187,000 for the year ended December 31, 2019, compared to tax expense of  $94,000 for the year ended December 31, 2018. The increase in tax expense of  $93,000 was largely the result of the increase in non-interest income of $1.0 million, resulting in an increase of income before income taxes of  $407,000 for the year ended December 31 2019.
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

	At December 31, 2019	For the Year Ended December 31,
		2019			2018
	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans, net	4.39%	$110,229	$5,103	4.63%	$106,051	$4,771	4.50%
Other interest-earning assets	1.65	14,578	300	2.06	14,002	275	1.96
Total interest-earning assets	3.98	124,807	5,403	4.33	120,053	5,046	4.20
Non-interest-earning assets		14,747			13,966
Total assets		$139,554			$134,019
Interest-bearing liabilities:
Interest-bearing checking	0.18%	$19,632	33	0.17	$18,339	28	0.15%
Savings	0.14	16,623	24	0.14	17,287	25	0.14
Money market demand	0.63	18,559	91	0.49	18,825	42	0.22
Certificates of deposit	2.07	47,984	957	1.99	44,325	675	1.52
Total interest-bearing deposits	1.11	102,798	1,105	1.07	98,776	770	0.78
FHLB advances	2.58	22	—	2.58	2	—	3.33
Total interest-bearing liabilities	1.11	102,820	1,105	1.07	98,778	770	0.78
Other non-interest-bearing liabilities		8,852			7,616
Total liabilities		111,672			106,394
Shareholders’ Equity		27,882			27,625
Total liabilities and shareholders’ equity		$139,554			$134,019
Net interest income			$4,298			$4,276
Net interest rate spread(1)	2.87			3.26%			3.42%
Net interest-earning assets(2)		$21,987			$21,275
Net interest margin(3)				3.44%			3.56%
Average of interest-earning assets to interest-bearing liabilities		121.38%			121.54%

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

	Years Ended December 31, 2019 vs. 2018
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$209	$123	$332
Other interest-earning assets	8	17	25
Total interest-earning assets	217	140	357
Interest-bearing liabilities:
Interest-bearing checking	1	4	5
Savings	(1)	—	(1)
Money market demand	(1)	50	49
Certificates of deposit	50	232	282
Total deposits	49	286	335
FHLB advances	—	—	—
Total interest-bearing liabilities	49	286	335
Change in net interest income	$168	$(146)	$22
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
The table below sets forth, as of December 31, 2019, the calculation of the estimated changes in our net portfolio value that would result from the specified immediate changes in interest rates.
Change in Interest Rates (basis points)(1)	Estimated NPV(2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets(3)
		Amount	Percent	NPV Ratio(4)	Increase (Decrease) (basis points)
		(Dollars in thousands)
+300	$34,602	$(6,671)	(16.16)%	24.78%	(451)
+200	36,600	(4,673)	(11.32)%	25.85%	(344)
+100	38,824	(2,449)	(5.93)%	27.02%	(227)
–	41,273	—	—	29.29%	—
-100	39,120	(2,153)	(5.22)%	26.36%	(293)

(1)
Assumes an immediate uniform change in interest rates at all maturities.

(2)
NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)
NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2019, in the event of an instantaneous parallel 100 basis point decrease in interest rates, we would experience a 5.2% decrease in net portfolio value. In the event of an instantaneous 100 basis point increase in interest rates, we would experience a 5.9% decrease in net portfolio value. The net portfolio value as calculated in our model decreases in both rising and falling interest rate environments. The value of assets move inversely to interest rates while the value of liabilities move directly with interest rates. In a rising interest rate environment, the economic value of assets would decrease while liabilities would increase. In a falling interest rate environment, the increase in economic value for deposits (i.e., the value of our liabilities) would exceed that of loans. Due to the historically low current interest rate environment, the discount rate applied to the deposits drive the economic value higher while cash flows are stable.
Net Interest Income Analysis.   We analyze our sensitivity to changes in interest rates through our net interest income simulation model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2019 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income.
Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.
Rate Shift(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$3,414	(22.67)%
+300	3,672	(16.83)%
+200	3,923	(11.14)%
+100	4,169	(5.57)%
Level	4,415	—
-100	4,364	(1.16)%

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
Liquidity and Capital Resources
Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and proceeds from the sale of loans. We also have the ability to borrow from the FHLB-Cincinnati. At December 31, 2019, we had the capacity to borrow approximately $48.8 million from the FHLB-Cincinnati. At December 31, 2019, we had no outstanding advances from the FHLB-Cincinnati.
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
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $4.2 million for the year ended December 31, 2019, while net cash provided by operating activities was $2.5 million for the year ended December 31, 2018, respectively. Net cash provided by investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loans, was $7.4 million for the year ended December 31, 2019, while the net cash used in investing activities was $15.6 million for the year ended December 31, 2018, respectively. Net cash provided by financing activities, consisting primarily of a net increase in deposits was $4.7 million and $5.2 million for the years ended December 31, 2019 and 2018, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.
At December 31, 2019, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of  $22.0 million, or 15.4% of adjusted total assets, which is above the well-capitalized required level of  $7.1 million, or 5.0%; and total risk-based capital of  $23.2 million, or 17.2% of risk-weighted assets, which is above the well-capitalized required level of  $13.5 million, or 10.0%. Accordingly, Eagle Savings Bank was categorized as well capitalized at December 31, 2019 and 2018. Management is not aware of any conditions or events since the most recent notification that would change our category.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Commitments.   As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2019, we had outstanding commitments to originate loans of  $22.3 million, including undisbursed funds on construction loans and funds available on undrawn lines of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature within one year from December 31, 2019 totaled $26.4 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.
Contractual Obligations.   In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.
Recent Accounting Pronouncements
Please refer to Note 19 to the Financial Statements for the years ended December 31, 2019 and 2018 contained elsewhere in this Annual Report for a description of recent accounting pronouncements that may affect our financial condition and results of operations.
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
Financial Statements and Supplementary Data

* * *

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors and Audit Committee
Eagle Financial Bancorp, Inc.
Cincinnati, Ohio
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eagle Financial Bancorp, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the years then ended, and the related notes (collectively, referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ BKD, LLP
BKD, LLP
We have served as the Company’s auditor since 2012.
Cincinnati, Ohio
March 26, 2020

Eagle Financial Bancorp, Inc.
Consolidated Balance Sheets
December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
	December 31,
	2019	2018
Assets
Cash and due from banks	$408	$471
Federal Reserve Bank and Federal Home Loan Bank (FHLB) demand accounts	14,893	6,963
Cash and cash equivalents	15,301	7,434
Interest-bearing time deposits in other banks	2,988	3,486
Loans held for sale	6,390	1,827
Loans, net of allowance for loan losses of $1,166 and $1,187 for 2019 and 2018, respectively	106,568	113,317
Premises and equipment – at depreciated cost	4,062	4,210
FHLB stock – at cost	816	754
Foreclosed real estate held for sale, net	—	217
Bank-owned life insurance (BOLI)	2,005	1,958
FHLB lender risk account receivable	3,646	3,377
Accrued interest receivable	326	354
Deferred federal tax asset	77	—
Other assets	609	151
Total assets	$142,788	$137,085
Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$5,967	$5,878
Interest-bearing	106,024	100,491
Total deposits	111,991	106,369
Advances from borrowers for taxes and insurance	858	950
Accrued interest payable	2	1
Accrued supplemental retirement plans	1,518	1,301
Accrued federal income tax	9	182
Deferred federal tax liability	—	131
Other liabilities	507	377
Total liabilities	114,885	109,311
Shareholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2019 and 2018; issued 1,654,758 at December 31, 2019 and 2018; outstanding 1,594,658 and 1,649,758 at December 31, 2019 and 2018	16	16
Additional paid-in capital	14,165	14,758
Retained earnings	14,819	14,161
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(1,097)	(1,161)
Total shareholders’ equity	27,903	27,774
Total liabilities and shareholders’ equity	$142,788	$137,085
See Notes to the Consolidated Financial Statements

Eagle Financial Bancorp, Inc.
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
	2019	2018
Interest and Dividend Income
Interest earned on loans	$5,103	$4,771
Dividends on FHLB stock	38	45
Other interest-earning deposits	262	230
Total interest and dividend income	5,403	5,046
Interest Expense
Interest on deposits	1,105	770
Total interest expense	1,105	770
Net Interest Income	4,298	4,276
Provision for Loan Losses	—	99
Net Interest Income After Provision for Loan Losses	4,298	4,177
Noninterest Income
Net gains on loan sales	2,386	1,496
Other service charges and fees	314	186
Income from BOLI	47	46
Other Income	28	4
Total noninterest income	2,775	1,732
Noninterest Expense
Compensation and benefits	4,292	3,433
Occupancy and equipment, net	255	253
Data processing	317	304
Legal and professional services	359	388
FDIC premium expense	16	37
Foreclosed real estate impairments and expenses, net	21	14
Franchise and other taxes	222	219
Advertising	96	104
ATM processing expense	85	83
Charitable contribution expense	6	9
Other expenses	559	627
Total noninterest expense	6,228	5,471
Income Before Income Taxes	845	438
Income Taxes
Current	395	278
Deferred	(208)	(184)
Total income taxes	187	94
Net Income and Comprehensive Income	$658	$344
Earnings per share – basic and diluted	$0.43	$0.23
Weighted-average shares outstanding – basic and diluted	1,475,876	1,493,608

See Notes to the Consolidated Financial Statements

Eagle Financial Bancorp, Inc.
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Total
Balance at January 1, 2018	$16	$14,730	$13,817	$(1,226)	$27,337
Net income	—	—	344	—	344
ESOP shares earned	—	38	—	65	103
Stock based compensation expense		68			68
Repurchase of common stock	—	(78)	—	—	(78)
Balance at December 31, 2018	$16	$14,758	$14,161	$(1,161)	$27,774
Net income	—	—	658	—	658
ESOP shares earned	—	38	—	64	102
Stock based compensation expense	—	246	—	—	246
Repurchase of common stock	—	(877)	—	—	(877)
Balance at December 31, 2019	$16	$14,165	$14,819	$(1,097)	$27,903
See Notes to the Consolidated Financial Statements

Eagle Financial Bancorp, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
	2019	2018
Operating Activities
Net income	$658	$344
Items not requiring (providing) cash:
Depreciation and amortization	199	248
Proceeds on sale of loans in the secondary market	84,893	54,036
Loans originated for sale in the secondary market	(87,070)	(51,031)
Gain on sale of loans	(2,386)	(1,496)
Provision for loan losses	—	99
(Gain) loss on sale of foreclosed real estate	(28)	1
Deferred federal taxes	(208)	(184)
Increase in cash surrender value of BOLI	(47)	(46)
Stock based compensation expense	246	68
ESOP compensation expense	102	103
Changes in:
FHLB lender risk account receivable	(269)	(209)
Accrued interest receivable	28	(67)
Other assets and prepaid federal income taxes	(458)	173
Accrued federal income taxes	(173)	182
Accrued supplemental retirement plans	217	222
Accrued expenses and other liabilities	131	20
Net cash flows (used in) provided by operating activities	(4,165)	2,463
Investing Activities
Net decrease in interest-bearing time deposits in other banks	498	1,593
Net decrease (increase) in loans	6,751	(17,189)
Purchase of FHLB stock	(62)	(18)
Purchase of premises and equipment	(53)	(58)
Proceeds from sale of foreclosed real estate	245	45
Net cash provided by (used in) investing activities	7,379	(15,627)
Financing Activities
Net increase in deposits	5,622	5,251
Repayment of FHLB advances	—	(9)
Repurchase of common stock	(877)	(78)
Net increase in advances from borrowers for taxes and insurance	(92)	84
Net cash provided by financing activities	4,653	5,248
Increase (Decrease) in Cash and Cash Equivalents	7,867	(7,916)
Cash and Cash Equivalents, Beginning of Year	7,434	15,350
Cash and Cash Equivalents, End of Year	$15,301	$7,434
Supplemental Cash Flows Information:
Interest paid	$1,104	$770
Income taxes paid	388	60
Transfers to foreclosed assets held for sale	—	263
See Notes to the Consolidated Financial Statements

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
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
Following the Bank’s conversion, voting rights are held and exercised exclusively by the shareholders of the holding company. Deposit account holders continue to be insured by the FDIC. A liquidation account was established in an amount equal to the Bank’s total equity as of the latest balance sheet date in the final offering circular used in the conversion. Each eligible account holder or supplemental account holder are entitled to a proportionate share of this account (a “subaccount”) in the event of a complete liquidation of the Bank, and only in such event. The value of this subaccount is subject to an annual decrease based on decreases in the eligible account holder’s or supplemental account holder’s deposit balance, and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after conversion in the related deposit balance.
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
Basis of Presentation and Consolidation
The consolidated financial statements as of and for the year ended December 31, 2019 include Eagle Financial Bancorp, Inc. and its wholly-owned subsidiary, Eagle Savings Bank, together referred to as “the Company”. Intercompany transactions and balances have been eliminated in consolidation.
Revenue Recognition
Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
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
Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income are as follows:
Other service charges and fees — these represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.
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
From time to time, the Bank’s cash accounts may exceed the FDIC’s insured limit of  $250. Management considers the risk of loss to be very low and management monitors the account balance and periodically assesses the financial condition of its correspondent banks. The Company had no funds in banks that exceeded federally insured limits at December 31, 2019. Funds of  $9,876 held at Federal Home Loan Bank, and $4,651 at Federal Reserve Bank are not subject to FDIC insurance.
Interest-bearing Time Deposits in Other Banks
Interest-bearing time deposits in other banks mature within one year and are carried at cost.
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

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
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

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
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
No long-lived asset impairment was recognized during the years ended December 31, 2019 and 2018.
Federal Home Loan Bank Stock
Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula, carried at cost and evaluated for impairment.

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
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
Accrued interest receivable was as follows:
	December 31,
	2019	2018
Loans	$314	$338
FHLB stock and other	12	16
	$326	$354

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
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
The Company recognizes interest and penalties on income taxes as a component of income tax expense. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2016. At December 31, 2019 and 2018, the Company had no uncertain income tax positions.
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

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
Recently Adopted Accounting Pronouncements
ASU No. 2016-01 was issued in January 2016 and applies to all entities that hold financial assets or owe financial liabilities. ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instruments specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those periods, beginning after December 15, 2018. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company adopted ASU 2016-01 on January 1, 2019 and it did not have a material effect on its fair value disclosures and other disclosure requirements. These amendments did have an impact on certain items that were disclosed at fair value that did not utilize the exit price notion when measuring fair value. For additional information on fair value of assets and liabilities, see Note 16.
In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). This update to the ASC is the culmination of efforts by the FASB and the International Accounting Standards Board (IASB) to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 supersedes Topic 605 — Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. Originally, the amendments in ASU 2014-09 were effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed. In July 2015, the FASB extended the implementation date to annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Transitional guidance is included in the update. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim periods within that reporting period.
The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. The Company has adopted ASU 2014-09 on January 1, 2019 and it did not identify any changes in the timing of revenue recognition when considering the amended accounting guidance. The Company included additional disclosures beginning in the first quarter of 2019 as required by the guidance.
Note 2:   Earnings per Share
Basic earnings per common share (“EPS”) allocated to common shareholders is calculated using the two-class method and is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“the ESOP”) are shown as a reduction in shareholder’s

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released. Diluted earnings per share is adjusted for the dilutive effects of stock-based compensation and is calculated using the two-class method or the treasury method. There were no dilutive effects at December 31, 2019 or 2018.
The computation for the years ended December 31, 2019 and December 31, 2018 are as follows:
	Year Ended December 31, 2019	Year Ended December 31, 2018
Net Income	$658	$344
Less allocation of earnings to participating securities	17	2
Net income allocated to common shareholders	$641	$342
Shares Outstanding for basic earnings per common share:
Weighted Average shares outstanding:	1,588,504	1,612,714
Less: Average Unearned ESOP shares:	112,628	119,106
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	1,475,876	1,493,608
Basic earnings per common share:	$0.43	$0.23
Effect of dilutive securities:
Stock Options	—	—
Weighted average number of shares outstanding used in the calculation of dilutive earnings per common share	1,475,876	1,493,608
Diluted earnings per common share:	$0.43	$0.23
Note 3:   Loans and Allowance for Loan Losses
The composition of the loan portfolio at December 31, 2019 and 2018 was as follows:
	December 31,
	2019	2018
Residential mortgage loans	$59,859	$67,169
Commercial real estate and land loans	20,800	17,587
Home equity and other consumer	9,690	13,773
Residential construction loans	11,684	11,756
Residential mortgage loans, non-owner occupied	5,522	6,464
Multi-family real estate loans	1,065	1,185
Commercial loans	5,921	6,041
	114,541	123,975
Net deferred loan costs	4	14
Loans in process	(6,811)	(9,485)
Allowance for loan losses	(1,166)	(1,187)
Net loans	$106,568	$113,317
Loans serviced for the benefit of others at December 31, 2019 and 2018 amounted to $1,633           and $1,816, respectively. Loans in process relates to primarily residential mortgage loans.
Risk characteristics applicable to each segment of the loan portfolio are described as follows.

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
Residential Mortgage Loans, including Construction Loans and Land Loans:   The residential 1 – 4 family real estate loans and construction loans are generally secured by owner-occupied 1 – 4 family residences. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Company’s market areas that might impact either property values or a borrower’s personal income. Land loans are secured primarily by unimproved land for future residential use. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.
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
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2019 and 2018:
December 31, 2019	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of year	$409	$260	$313	$128	$42	$14	$21	$1,187
Provision (credit) charged to expense	(30)	86	(50)	11	(15)	(1)	(1)	—
Losses charged off	—	—	(39)	—	—	—	—	(39)
Recoveries	15	—	1	—	2	—	—	18
Balance, end of year	$394	$346	$225	$139	$29	$13	$20	$1,166
Ending balance: individually evaluated for impairment	$11	$—	$—	$—	$—	$—	$—	$11
Ending balance: collectively evaluated for impairment	$383	$346	$225	$139	$29	$13	$20	$1,155
Loans:
Ending balance	$59,859	$20,800	$9,690	$11,684	$5,522	$1,065	$5,921	$114,541
Ending balance: individually evaluated for impairment	$105	$—	$39	$—	$671	$—	$—	$815
Ending balance: collectively evaluated for impairment	$59,754	$20,800	$9,651	$11,684	$4,851	$1,065	$5,921	$113,726

December 31, 2018	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of year	$283	$199	$276	$116	$122	$25	$160	$1,181
Provision (credit) charged to expense	146	129	44	12	(82)	(11)	(139)	99
Losses charged off	(35)	(68)	(7)	—	—	—	—	(110)
Recoveries	15	—	—	—	2	—	—	17
Balance, end of year	$409	$260	$313	$128	$42	$14	$21	$1,187
Ending balance: individually evaluated for impairment	$3	$—	$—	$—	$—	$—	$—	$3
Ending balance: collectively evaluated for impairment	$406	$260	$313	$128	$42	$14	$21	$1,184
Loans:
Ending balance	$67,169	$17,587	$13,773	$11,756	$6,464	$1,185	$6,041	$123,975
Ending balance: individually evaluated for impairment	$74	$—	$43	$—	$190	$—	$—	$307
Ending balance: collectively evaluated for impairment	$67,095	$17,587	$13,730	$11,756	$6,274	$1,185	$6,041	$123,668

Internal Risk Categories
Loan grades are numbered 1 through 8. Grades 5 through 8 are considered satisfactory grades. The grade of 1, or Special Mention, represents loans of lower quality and is considered criticized. The grades of

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
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
The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2019 and 2018:
December 31, 2019	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
Rating
Satisfactory (5 – 8)	$59,395	$20,611	$9,566	$11,684	$5,033	$1,065	$5,773	$113,127
Special mention(1)	—	—	—	—	—	—	—	—
Substandard(2)	464	189	124	—	489	—	148	1,414
Doubtful(3)	—	—	—	—	—	—	—	—
Loss(4)	—	—	—	—	—	—	—	—
Total	$59,859	$20,800	$9,690	$11,684	$5,522	$1,065	$5,921	$114,541

December 31, 2018	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
Rating
Satisfactory (5 – 8)	$66,074	$17,390	$13,552	$11,756	$6,442	$1,185	$5,868	$122,267
Special mention(1)	—	—	—	—	—	—	—	—
Substandard(2)	1,095	197	221	—	22	—	173	1,708
Doubtful(3)	—	—	—	—	—	—	—	—
Loss(4)	—	—	—	—	—	—	—	—
Total	$67,169	$17,587	$13,773	$11,756	$6,464	$1,185	$6,041	$123,975

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
The following tables present the Company’s loan portfolio aging analysis as of December 31, 2019 and 2018:
December 31, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
Residential mortgage loans	$75	$—	$364	$439	$59,420	$59,859	$—
Commercial real estate and land loans	—	—	—	—	20,800	20,800	—
Home equity and other consumer	6	18	—	24	9,666	9,690	—
Residential construction loans	—	—	—	—	11,684	11,684	—
Residential mortgage loans, non-owner occupied	—	—	489	489	5,033	5,522	—
Multi-family real estate loans	—	—	—	—	1,065	1,065	—
Commercial loans	—	—	—	—	5,921	5,921	—
Total	$81	$18	$853	$952	$113,589	$114,541	$—

December 31, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
Residential mortgage loans	$86	$—	$362	$448	$66,721	$67,169	$—
Commercial real estate and land loans	—	—	—	—	17,587	17,587	—
Home equity and other consumer	37	18	71	126	13,647	13,773	—
Residential construction loans	—	—	—	—	11,756	11,756	—
Residential mortgage loans, non-owner occupied	493	—	—	493	5,971	6,464	—
Multi-family real estate loans	—	—	—	—	1,185	1,185	—
Commercial loans	125	—	—	125	5,916	6,041	—
Total	$741	$18	$433	$1,192	$122,783	$123,975	$—

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
The following tables present impaired loans as of December 31, 2019 and 2018:
December 31, 2019	Recorded Balance	Unpaid Principal Balance	Allocated Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without an allocated allowance:
Residential mortgage loans	$71	$71	$—	$73	$4
Commercial real estate and land loans	—	—	—	—	—
Home equity and other consumer	39	39	—	41	2
Residential construction loans	—	—	—	—	—
Residential mortgage loans, non-owner occupied	671	671	—	307	19
Multi-family real estate loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Loans with an allocated allowance:
Residential mortgage loans	34	34	11	8	1
Commercial real estate and land loans	—	—	—	—	—
Home equity and other consumer	—	—	—	—	—
Residential construction loans	—	—	—	—	—
Residential mortgage loans, non-owner occupied	—	—	—	—	—
Multi-family real estate loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Total	$815	$815	$11	$429	$26

December 31, 2018	Recorded Balance	Unpaid Principal Balance	Allocated Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without an allocated allowance:
Residential mortgage loans	$—	$—	$—	$—	$—
Commercial real estate and land loans	—	—	—	108	—
Home equity and other consumer	43	43	—	36	1
Residential construction loans	—	—	—	—	—
Residential mortgage loans, non-owner occupied	190	190	—	192	10
Multi-family real estate loans	—	—	—	—	—
Commercial loans	—	—	—	125	9
Loans with an allocated allowance:
Residential mortgage loans	74	74	3	103	4
Commercial real estate and land loans	—	—	—	—	—
Home equity and other consumer	—	—	—	—	—
Residential construction loans	—	—	—	—	—
Residential mortgage loans, non-owner occupied	—	—	—	—	—
Multi-family real estate loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Total	$307	$307	$3	$564	$24
Interest income recognized is not materially different than interest income that would have been recognized on a cash basis.

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
The following table presents the Company’s nonaccrual loans at December 31, 2019 and 2018. This table excludes performing troubled debt restructurings.
	December 31,
	2019	2018
Residential mortgage loans	$364	$362
Commercial real estate and land loans	—	—
Home equity and other consumer	—	71
Residential construction loans	—	—
Residential mortgage loans, non-owner occupied	489	—
Multi-family real estate loans	—	—
Commercial loans	—	—
Total	$853	$433
Following is a summary of troubled debt restructurings at December 31, 2019 and 2018:
	Number of Contracts	Recorded Investment
At December 31, 2019
Residential mortgage loans	1	$71
Commercial real estate and land loans	—	—
Home equity and other consumer	2	39
Residential construction loans	—	—
Residential mortgage loans, non-owner occupied	4	182
Multi-family real estate loans	—	—
Commercial loans	—	—
	7	$292
At December 31, 2018
Residential mortgage loans	1	$74
Commercial real estate and land loans	—	—
Home equity and other consumer	2	43
Residential construction loans	—	—
Residential mortgage loans, non-owner occupied	4	190
Multi-family real estate loans	—	—
Commercial loans	—	—
	7	$307
As of December 31, 2019, the Company had total troubled debt restructurings of  $292. There were five residential mortgage loans and residential non-owner occupied loans totaling $253 in troubled debt restructurings with the largest totaling $71. The remaining $39 in troubled debt restructurings consisted of two home equity loans. As of December 31, 2018, the Company had total troubled debt restructurings of $307. There were five residential mortgage loans and residential non-owner occupied loans totaling $264 in troubled debt restructurings with the largest totaling $74. The remaining $43 in troubled debt restructurings consisted of two home equity loans. These loans were modified due to short term concessions. The Company made no commitments to lend additional funds to these debtors owing receivables whose terms have been modified in troubled debt restructurings.

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
During the years ended December 31, 2019 and 2018 there were no loans modified as troubled debt restructurings.
Loans to executive officers, directors and their affiliates of the Company for the years ended December 31, 2018 and 2017 are summarized as follows:
	December 31,
	2019	2018
Balance, beginning of year	$79	$89
Loan disbursements	—	—
Principal repayments	(20)	(10)
Balance, end of year	$59	$79
At December 31, 2019 and 208, there was an additional $50 and $33 in available credit on loans to executive officers, directors and their affiliates.
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
Note 4:   Premises and Equipment
Major classifications of premises and equipment, stated at cost, at December 31, 2019 and 2018, are as follows:
	December 31,
	2019	2018
Land	$1,169	$1,169
Buildings and improvements	3,629	3,629
Furniture, fixtures and equipment	1,865	1,812
	6,663	6,610
Less accumulated depreciation	2,601	2,400
Net premises and equipment	$4,062	$4,210
Depreciation expense for the years ended December 31, 2019 and 2018 was $201 and $209, respectively.
Note 5:   FHLB Lender Risk Account (LRA) Receivable
The Company has an established LRA with the FHLB of Cincinnati consisting of amounts withheld from loan sale proceeds by the FHLB for absorbing inherent losses that are probable on sold loans. The funds withheld to settle these inherent losses that are probable totaled $6,191 and $5,881 at December 31, 2019 and 2018, respectively; however, these receivables are recorded at fair value at the time of sale, which includes consideration for inherent losses that are probable. In the event that the credit losses do not exceed the withheld funds, the LRA agreements provide for payment of these funds from the FHLB to the Company in 26 annual installments, beginning five years after the sale date. The carrying value of the LRA totaled $3,646 and $3,377 at December 31, 2019 and 2018, respectively. The Company had mandatory delivery contracts outstanding of  $6.7 million at December 31, 2019.

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
Note 6:   Foreclosed Real Estate Held for Sale, Net
Foreclosed real estate held for sale, net is summarized as follows:
	December 31,
	2019	2018
Commercial real estate	$—	$127
Owner-occupied residential real estate	—	90
	$—	$217
At December 31, 2019, there was no foreclosed real estate. At December 31, 2018 foreclosed real estate included one owner-occupied residential property totaling $90, and one commercial real estate property totaling $127.
Activity in foreclosed real estate held for sale, net is summarized as follows:
	December 31,
	2019	2018
Balance, beginning of year	$217	$—
Foreclosures	—	263
Proceeds from sale	(245)	(45)
Loans to facilitate sales	—	—
Impairment	—	—
Gain (loss) on sale	28	(1)
Balance, end of year	$—	$217
The Company had two loans in the process of foreclosure totaling $523 at December 31, 2019.

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
Note 7:   Deposits
Deposits are summarized as follows:
Description and weighted-average interest rates:
	December 31,
	2019	2018
Non-interest bearing checking accounts
2019 – 0.00%	$5,967
2018 – 0.00%		$5,878
Interest bearing checking accounts
2019 – 0.18%	20,786
2018 – 0.16%		19,909
Savings accounts
2019 – 0.14%	17,313
2018 – 0.14%		17,010
Money market demand accounts
2019 – 0.63%	20,356
2018 – 0.22%		17,074
Total checking, savings and money market deposits	64,422	59,871
Certificates of deposits
0.00 – 0.99%	2,410	5,506
1.00 – 1.99%	19,431	31,681
2.00 – 2.99%	24,860	9,311
3.00 – 3.99%	868	—
Total certificates – average rate 2.07% and 1.72%	47,569	46,498
Total deposits – average rate 1.07% and 0.85%	$111,991	$106,369
At December 31, 2019, the scheduled maturities of certificates of deposits are summarized as follows:
December 31, 2019
2020	$26,409
2021	11,091
2022	5,052
2023	998
2024	4,019
$47,569
Certificates of deposits in denominations of  $250 or more were $5,018 and $4,491 at December 31, 2019 and 2018, respectively. There were no brokered deposits at December 31, 2019 and 2018. Under the Federal Deposit Insurance Act and the FDIC’s implementing regulations, $250 is the standard maximum deposit insurance amount for deposits in an insured depository institution that are maintained in the same ownership right and capacity. Deposits maintained in different rights and capacities are insured separately from each other.
Deposits from executive officers, directors and affiliates held by the Bank at December 31, 2019 and 2018 totaled $576 and $866, respectively.

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
Interest expense on deposits is summarized as follows:
	Years Ended December 31,
	2019	2018
Checking accounts	$33	$28
Savings accounts	24	25
Money market demand accounts	91	42
Certificates of deposits	957	675
	$1,105	$770
Note 8:   FHLB Advances
The Bank had no advances from the Federal Home Loan Bank at December, 31 2019 and 2018. At December 31, 2019, the Bank had an additional $48.8 million of available borrowing capacity.
At both December 31, 2019 and 2018, the Bank had an unused line of credit with the Federal Home Loan Bank of  $10,000.
Note 9:   Income Taxes
The provision for income taxes includes these components:
	Years Ended December 31,
	2019	2018
Federal taxes currently payable	$395	$278
Federal deferred income taxes	(208)	(184)
Federal income tax expense	$187	$94
In lieu of state income taxes, the Company pays a franchise tax. Franchise taxes for 2019 and 2018 were $222 and $219, respectively.
A reconciliation of federal income tax expense at the statutory rate to the Company’s actual federal income tax expense is shown below:
	Years Ended December 31,
	2019	2018
Computed at the statutory rate of 21%	$177	$92
Increase (decrease) resulting from
Tax-exempt BOLI income	(10)	(10)
Incentive Stock Options	16	4
ESOP	7	13
Other	(3)	(5)
Actual federal income tax expense	$187	$94

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
The tax effects of temporary differences related to the deferred federal tax asset (liability) shown on the balance sheets were:
	December 31,
	2019	2018
Deferred tax assets
Allowance for loan losses	$245	$249
Deferred compensation	282	237
Charitable contributions	20	66
Non-Incentive Stock Options	10	2
Other assets	33	6
	590	560
Deferred tax liabilities
FHLB stock basis difference	(87)	(87)
Depreciation	(92)	(103)
Restricted stock and 83B elections	(1)	(2)
FHLB lender risk account receivable	(333)	(499)
	(513)	(691)
Net deferred federal tax asset (liability)	$77	$(131)
Retained earnings at December 31, 2019 and 2018, includes approximately $577, for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred federal income tax liabilities on the preceding amount that would have been recorded if they were expected to reverse into taxable income in the foreseeable future was approximately $117 and $121 at December 31, 2019 and 2018.
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
Quantitative measures established by regulatory reporting standards, to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital (as defined), Tier I capital (as defined) and common equity Tier 1capital (as defined) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2019 and 2018, that the Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2019 and 2018, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier 1 risk-based capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
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
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
The Bank’s actual capital amounts and ratios are presented in the following tables (minimum capital requirements exclude the capital conservation buffer):
	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2019:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$22,013
Allowance for loan losses	1,166
Total risk-based capital (to risk-weighted assets)	$23,179	17.2%	$10,809	8.0%	$13,511	10.0%
Tier I capital (to risk-weighted assets)	22,013	16.3%	8,107	6.0%	10,809	8.0%
Common equity Tier I capital (to risk-weighted assets)	22,013	16.3%	6,080	4.5%	8,782	6.5%
Tier I capital (to adjusted total assets)	22,013	15.4%	5,709	4.0%	7,136	5.0%
	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2018:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$20,849
Allowance for loan losses	1,187
Total risk-based capital (to risk-weighted assets)	$22,036	16.9%	$10,459	8.0%	$13,074	10.0%
Tier I capital (to risk-weighted assets)	20,849	15.9%	7,844	6.0%	10,459	8.0%
Common equity Tier I capital (to risk-weighted assets)	20,849	15.9%	5,883	4.5%	8,498	6.5%
Tier I capital (to adjusted total assets)	20,849	15.2%	5,495	4.0%	6,868	5.0%
Note 11:   Employee Benefits
The Company has supplemental retirement plans for directors, certain senior officers and key employees. Participants in the directors plan, shall be fully vested upon retirement and will receive an annual benefit for five years equal to $1 for each year of service provided by the director to the Company. Participants in the plan for certain senior officers and key employees, upon retirement, will receive annually, for fifteen years, 45% of their final three-year annual base salary amount average. The plans are uniquely designed for each participant. The charge to expense for 2019 and 2018 for both plans was approximately $218 and $222, respectively. Such charges reflect the straight-line accrual over the period until full eligibility date at normal retirement of 66 years of age of the present value of benefits due each participant, using a 5% discount factor at both December 31, 2019 and December 31, 2018. The resulting liability at December 31, 2019 and 2018 for both plans was approximately $1,518 and $1,301, respectively. The Company purchased life insurance on the participants. The cash surrender value of such insurance was $2,005 and $1,958 at December 31, 2019 and 2018, respectively.
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

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
Employees will be eligible to receive an allocation if they have completed at least 1000 hours of service during the Plan Year and are employed by the Company on the last day of the Plan Year. Profit Sharing Contributions will be allocated to the Profit Sharing Contribution Accounts of each Participant eligible to share in such allocation after the end of the Plan Year. The Company’s contributions to the plan are determined annually by the Board of Directors. Contributions to the plan were $95 and $65 for the years ended December 31, 2019 and 2018, respectively.
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
At December 31, 2019, 6,450 of the stock options granted to the Board of Directors were exercisable at an average price of  $15.89, and 13,871 of the stock options granted to the Executive Officers were exercisable at an average price of  $15.75. At December 31, 2019, no stock options were exercised.

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
The table below represents the stock option activity for the period shown:
	Options	Weighted- Average Exercise Price	Remaining Contractual Life (Years)
Options outstanding at January 1, 2019	101,611	$15.79	4.7
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Options outstanding at December 31, 2019	101,611	$15.79	3.7
Options Exercisable at December 31, 2019	20,321	$15.79	3.7
Options outstanding at January 1, 2018	—	$—
Granted	101,611	15.79	5.0
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at December 31, 2018	101,611	15.79	4.7
Options Exercisable at December 31, 2018	—	—	—
In September 2018, the Company awarded 12,900 restricted shares to members of the Board of Directors. The restricted stock awards have a five year vesting period. During the restricted period, the holder is entitled to full voting rights and dividends, thus are considered participating securities. At December 31, 2019, 2,580 restricted shares awarded to the Board of Directors were vested.
In October 2018, the Company awarded 29,050 restricted shares to Executive Officers and other employees of the Company. The restricted stock awards have a five year vesting period. During the restricted period, the holder is entitled to full voting rights and dividends, thus are considered participating securities. At December 31, 2019, 5,810 restricted shares awarded to Executive Officers were vested.
The table below presents the restricted stock activity for the period shown:
	Restricted stock awards	Weighted-Average grant date fair value
Non-vested at January 1, 2019	41,950	$15.79
Granted	—	—
Vested	8,390	15.95
Forfeited	—	—
Non-vested at December 31, 2019	33,560	$15.79

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
	Restricted stock awards	Weighted-Average grant date fair value
Non-vested at January 1, 2018	—	$—
Granted	41,950	15.79
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2018	41,950	$15.79
Total compensation cost recognized in the income statement for share-based payment arrangements during 2019 was $246.
As of December 31, 2019, there was approximately $916 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a remaining weighted-average period of 3.7 years.
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
The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $102 for the years ended December 31, 2019 and 2018.
A summary of the ESOP shares as of December 31 are as follows:
	Year Ended December 31, 2019	Year Ended December 31, 2018
Shares released to participants	6,451	6,451
Shares allocated to participants	12,902	6,451
Unreleased shares	109,671	116,122
Total	129,024	129,024
Fair Value of unreleased shares	$1,738,285	$1,761,571

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
In the event the ESOP is unable to satisfy the obligation to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to repurchase the shares. In addition, there are no outstanding shares held by former employees that are subject to an ESOP related repurchase option.
Note 14:   Operating Leases (Lessee)
The Company has a noncancellable operating lease for a branch that expires in 2020. The remaining future minimum lease payments for 2020 are $32. Rental expense for this lease was $45, and $44 for both years ended December 31, 2019 and 2018.
Note 15:   Operating Leases (Lessor)
The Company has entered into agreements as lessor for office space for its main corporate building. The leases all have an initial term of five years with options to renew at various terms. Rental income for these leases, included in occupancy and equipment, net of noninterest expense, was approximately $178 and $177 for the years ended December 31, 2019 and 2018, respectively.
Future minimum payments to be received at December 31, 2019 are:
2020	114
2021	63
2022	30
Total minimum lease receipts	$207
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

Nonrecurring Measurements
The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2019 and 2018:
		Fair Value Measurements Using
December 31, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$105	$—	$—	$105

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
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
Unobservable (Level 3) Inputs
The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements.
	Fair Value at 12/31/2019	Valuation Technique	Unobservable Inputs	Range
Impaired loans (collateral dependent)	$105	Market comparable properties	Marketability discount	10% – 15%
	Fair Value at 12/31/2018	Valuation Technique	Unobservable Inputs	Range
Impaired loans (collateral dependent)	$71	Market comparable properties	Marketability discount	10% – 15%
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
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
Loans
The estimated fair value of loans as of December 31, 2019 follows the guidance in ASU 2016-01, which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments. The fair value calculation at that date discounted estimated future cash flows using rates that incorporated discounts for credit, liquidity and marketability factors. The fair value estimate shown as of December 31, 2018 used an “entry price” approach. The fair value calculation for that date discounted estimated future cash flows using the market rates at which similar notes would be made to borrowers with similar credit ratings and for the same remaining maturities. The market rates used are based on current rates the Bank would impose for similar loans and reflect a market participant assumption about risks associated with nonperformance, illiquidity, and the structure and term of the loans along with local economic and market conditions. Consequently, the fair value disclosures for December 31, 2019 and December 31, 2018 are not directly comparable.
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
Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit
The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
to sell securities is estimated based on current market prices for securities of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2019 and 2018, the fair value of such commitments was not material.
The following tables present estimated fair values of the Company’s financial instruments at December 31, 2019 and 2018.
December 31, 2019	Carrying Amount	Fair Value	Fair Value Measurements Using
			(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$15,301	$15,301	$15,301	$—	$—
Interest-bearing time deposits	2,988	2,988	2,988	—	—
Loans held for sale	6,390	6,390	—	—	6,390
Loans, net of allowance for losses	106,568	107,360	—	—	107,360
FHLB stock	816	816	—	816	—
FHLB lender risk account receivable	3,646	3,805	—	—	3,805
Interest receivable	326	326	—	326	—
Financial Liabilities
Deposits	111,991	112,197	64,423	47,774	—
Advances from borrowers for taxes and insurance	858	858	—	858	—
Interest payable	2	2	—	2	—
December 31, 2018	Carrying Amount	Fair Value	Fair Value Measurements Using
			(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$7,434	$7,434	$7,434	$—	$—
Interest-bearing time deposits	3,486	3,486	3,486	—	—
Loans held for sale	1,827	1,827	—	—	1,827
Loans, net of allowance for losses	113,317	114,248	—	—	114,248
FHLB stock	754	754	—	754	—
FHLB lender risk account receivable	3,377	3,294	—	—	3,294
Interest receivable	354	354	—	354	—
Financial Liabilities
Deposits	106,369	105,829	59,872	45,957	—
FHLB advances	—	—	—	—	—
Advances from borrowers for taxes and insurance	950	950	—	950	—
Interest payable	1	1	—	1	—

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
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
At December 31, 2019 and 2018, the Company held $20,800 and $17,587, respectively, in commercial real estate and land loans collateralized by commercial real estate and land in the Cincinnati geographic area. The accompanying financial statements have been prepared using values and information currently available to the Company.
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
At December 31, 2019 and 2018, the Bank had no loans approved but yet to close. At December 31, 2019 and 2018, the Company had undisbursed loans in process of  $6,811 with interest rate ranges of 3.875% — 4.875% and $9,485 with interest rate ranges of 3.125% — 5.730%, respectively.
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
Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.
Lines of credit at December 31, 2019 were as follows:
Unused lines of credit	$4,659
Standby letters of credit	—
Unused home equity lines	10,850
Total commitments	$15,509
Subsequent Events
As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which may negatively affect the financial position, results of operations and cash flows of the Company. The duration of these uncertainties and the ultimate financial effects cannot be reasonably estimated at this time.

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments.” The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the financial assets. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. On October 16, 2019 FASB voted to delay implementation of ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments.” For all other entities, the amendments are now effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
complexity and extensive changes from the amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at the adoption date. The Company is anticipating a significant change in processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider the expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company has continued developing processes during the fourth quarter of 2019. Management continues to focus its attention on collecting historical loan loss data, loan level data, and evaluating data capabilities to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 3.
In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides cash flow statement classification guidance for certain transactions including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. ASU 2016-15 did not have a significant impact on the Company’s accounting and disclosures.
In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230) — Restricted Cash.” ASU 2016-18 provides amendments to cash flow statement classification and presentation to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. ASU 2016-18 did not have a significant impact on the Company’s accounting and disclosures.

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
Note 20:   Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to the financial position, results of operations and cash flows of the company:
Condensed Balance Sheet
	2019	2018
Assets
Cash	$4,658	$5,616
Prepaid expenses	—	—
Loan receivable – ESOP	1,132	1,177
Investment in Eagle Savings Bank	22,013	20,849
Deferred federal income tax	20	66
Prepaid federal income tax	92	66
Total assets	$27,915	$27,774
Liabilities and Shareholders’ Equity
Liabilities
Total liabilities	$12	$—
Shareholder’ Equity
Total shareholders’ equity	27,903	27,774
Total liabilities and shareholders’ equity	$27,915	$27,774
Condensed Statement of Income and Comprehensive Income
	2019	2018
Income
Interest Income – ESOP	50	52
Equity in earnings of Eagle Savings Bank	816	481
Total income	866	533
Expense
Legal and professional services	142	77
Other expense	110	148
Total expense	252	225
Earnings before federal income tax benefit	614	308
Federal income tax benefit	(44)	(36)
Net Income and Comprehensive Income	$658	$344

Eagle Financial Bancorp, Inc.
Notes to the Consolidated Financial Statements
For the years ended December 31, 2019 and 2018
(Amounts in thousands, except share and per share data)
Condensed Statement of Cash Flows
	2019	2018
Operating Activities
Net income	$658	$344
Items not requiring (providing) cash:
Equity in undistributed income of subsidiary	(816)	(481)
Changes in:
Accrued expenses and other liabilities	12	—
Other assets and prepaid federal income taxes	20	3
Net cash flows used in operating activities	(126)	(134)
Investing Activities
Payments received on ESOP loan	45	43
Net cash provided by investing activities	45	43
Financing Activities
Repurchase of common stock	(877)	(78)
Net cash used in financing activities	(877)	(78)
Increase in Cash and Cash Equivalents	(958)	(169)
Cash and Cash Equivalents, Beginning of Year	5,616	5,785
Cash and Cash Equivalents, End of Year	$4,658	$5,616

ITEM 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
ITEM 9A.
Controls and Procedures

(a) Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2019. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Vice President, Chief Financial Officer and Treasurer, concluded that the Company’s disclosure controls and procedures were effective.
(b) Management’s Report on Internal Control over Financial Reporting
See Management’s Report On Internal Control Over Financial Reporting — filed herewith under Part II, Item 8. “Financial Statements and Supplementary Data.
(c) Changes in internal controls
There were no significant changes made in our internal control over financial reporting during the Company’s fourth quarter of the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.
Other Information

None.
PART III
ITEM 10.
Directors, Executive Officers and Corporate Governance

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on the Company website at www.eaglesavings.com under “Investor Relations — Corporate Governance.” The Company intends to disclose any changes or amendments to or waivers from this code of ethics on its website as well as the required filing of Form 8-K, under Item 5.05.
The information contained under the sections captioned “Proposal I — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (The “Proxy Statement”) is incorporated herein by reference or will be filed by amendment to this Annual Report on Form 10-K.
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
(d) Equity Compensation Plan Information
The following table summarizes share and exercise price information about the Company’s equity plan as of December 31, 2019.
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
Financial Statements

The documents filed as a part of this Form 10-K are:
(A)
Report of Independent Registered Public Accounting Firm;

(B)
Consolidated Balance Sheets — December 31, 2019 and 2018;

(C)
Consolidated Statements of Income — years ended December 31, 2019 and 2018;

(D)
Consolidated Statements of Retained Earnings — years ended December 31, 2019 and 2018;

(E)
Consolidated Statements of Cash Flows — years ended December 31, 2019 and 2018; and

(F)
Notes to Consolidated Financial Statements.

(a)(2)
Financial Statement Schedules

None.

(a)(3)
Exhibits

3.1	Articles of Incorporation of Eagle Financial Bancorp, Inc.(1)
3.2	Bylaws of Eagle Financial Bancorp, Inc.(2)
4	Form of Common Stock Certificate of Eagle Financial Bancorp, Inc.(3)
10.1	Employment Agreement between Eagle Savings Bank and Gary J. Koester
10.2	Employment Agreement between Eagle Savings Bank and Patricia L. Walter
10.3	Employment Agreement between Eagle Savings Bank and Kevin R. Schramm
10.4	Eagle Savings Bank Amended and Restated Supplemental Executive Retirement Plan
10.5	Eagle Savings Bank Amended and Restated Supplemental Director Retirement Plan
21	Subsidiaries of Registrant(4)
23.1	Consent of BKD LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) the Consolidated Statements of Income for the years ended December 31, 2019 and 2018, (iii) the Consolidated Statements of Retained Earnings for the years ended December 31, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, and (v) the notes to the Consolidated Financial Statements

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
Eagle Financial Bancorp, Inc.
Date: March 26, 2020	By:	/s/Gary J. Koester Gary J. Koester President and Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ Gary J. Koester Gary J. Koester	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2020
/s/ Kevin R. Schramm Kevin R. Schramm	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 26, 2020
/s/ James W. Braun James W. Braun	Chairman of the Board	March 26, 2020
/s/ Guy W. Cagney Guy W. Cagney	Director	March 26, 2020
/s/ Steven J. Dulle Steven J. Dulle	Director	March 26, 2020
/s/ Adam B. Goetzman Adam B. Goetzman	Director	March 26, 2020
/s/ Steven C. Kehoe Steven C. Kehoe	Director	March 26, 2020

EXHIBIT INDEX
3.1	Articles of Incorporation of Eagle Financial Bancorp, Inc.(1)
3.2	Bylaws of Eagle Financial Bancorp, Inc.(2)
4	Form of Common Stock Certificate of Eagle Financial Bancorp, Inc.(3)
10.1	Employment Agreement between Eagle Savings Bank and Gary J. Koester
10.2	Employment Agreement between Eagle Savings Bank and Patricia L. Walter
10.3	Employment Agreement between Eagle Savings Bank and Kevin R. Schramm
10.4	Eagle Savings Bank Amended and Restated Supplemental Executive Retirement Plan
10.5	Eagle Savings Bank Amended and Restated Supplemental Director Retirement Plan
21	Subsidiaries of Registrant(4)
23.1	Consent of BKD LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) the Consolidated Statements of Income for the years ended December 31, 2019 and 2018, (iii) the Consolidated Statements of Retained Earnings for the years ended December 31, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, and (v) the notes to the Consolidated Financial Statements

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