Form 10-Q
period 2020-03-31
Eagle Financial Bancorp, Inc.
filed 2020-05-08
CIK 1699018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐      No ☒

There were 1,583,258 shares of the Registrant’s common stock issued and outstanding as of May 8, 2020.

Part I. Financial Information

Item 1.	Financial Statements

Eagle Financial Bancorp, Inc.

Condensed Consolidated Balance Sheets

March 31, 2020 (Unaudited) and December 31, 2019

(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Cash and due from banks	$525	$408
Federal Reserve and Federal Home Loan Bank (FHLB) demand accounts	14,871	14,893
Cash and cash equivalents	15,396	15,301
Interest-bearing time deposits in other banks	2,988	2,988
Loans held for sale	8,487	6,390
Loans, net of allowance for loan losses of $1,196 and $1,166 at March 31, 2020 and December 31, 2019, respectively	105,659	106,568
Premises and equipment - at depreciated cost	4,049	4,062
FHLB stock - at cost	858	816
Bank-owned life insurance (BOLI)	2,017	2,005
FHLB lender risk account receivable	3,656	3,646
Accrued interest receivable	334	326
Deferred federal tax asset	134	77
Other assets	529	609

Total assets	$144,107	$142,788

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$5,767	$5,967
Interest-bearing	107,476	106,024
Total deposits	113,243	111,991
Advances from borrowers for taxes and insurance	558	858
Accrued interest payable	2	2
Accrued supplemental retirement plans	1,557	1,518
Accrued federal income tax	118	9
Other liabilities	541	507
Total liabilities	116,019	114,885
Shareholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized at March 31, 2020 and December 31, 2019; issued 1,654,758 at March, 2020 and December 31, 2019; outstanding 1,589,558 at March 31, 2020 and 1,594,658 at December 31, 2019	16	16
Additional paid-in capital	14,157	14,165
Retained earnings	14,996	14,819
Unearned Employee Stock Ownership Plan ("ESOP") shares	(1,081)	(1,097)
Total shareholders' equity	28,088	27,903
Total liabilities and shareholders' equity	$144,107	$142,788

See accompanying notes to condensed financial statements.

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

Three Months Ended March 31, 2020 and 2019 (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2020	2019
Interest and Dividend Income
Interest earned on loans	$1,200	$1,284
Dividends on FHLB stock	9	11
Other interest-earning deposits	65	59

Total interest and dividend income	1,274	1,354

Interest Expense
Interest on deposits	285	237
Total interest expense	285	237
Net Interest Income	989	1,117
Provision for Loan Losses	25	-

Net Interest Income After Provision for Loan Losses	964	1,117

Noninterest Income
Net gains on loan sales	606	329
Other service charges and fees	76	40
Gain on sale of foreclosed real estate	-	28
Income from BOLI	12	12

Total noninterest income	694	409

Noninterest Expense
Compensation and benefits	1,002	962
Occupancy and equipment, net	58	59
Data processing	85	95
Legal and professional services	77	82
Foreclosed real estate impairments and expenses, net	-	21
Franchise and other taxes	56	56
Advertising	8	10
ATM processing expense	20	24
Other expenses	123	108

Total noninterest expense	1,429	1,417

Income Before Income Taxes	229	109

Income Taxes
Provision for Income taxes	52	28

Total income taxes	52	28

Net Income and Comprehensive Income	$177	$81
Earnings per share - basic and diluted	$0.12	$0.05
Weighted-average shares outstanding - basic and diluted	1,450,765	1,490,283

See accompanying notes to condensed financial statements.

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

Three Months Ended March 31, 2020 and 2019 (Unaudited)

(Amounts in thousands, except share and per share data)

		Additional		Unearned
	Common	Paid-In	Retained	ESOP
	Stock	Capital	Earnings	Shares	Total
Balance at January 1, 2019	$16	$14,758	$14,161	$(1,161)	$27,774
Net income	-	-	81	-	81
ESOP shares earned	-	9	-	16	25
Stock based compensation expense	-	61	-	-	61
Repurchase of common stock	-	(109)	-	-	(109)
Balance at March 31, 2019	$16	$14,719	$14,242	$(1,145)	$27,832

Balance at January 1, 2020	$16	$14,165	$14,819	$(1,097)	$27,903
Net income	-	-	177	-	177
ESOP shares earned	-	10	-	16	26
Stock based compensation expense	-	62	-	-	62
Repurchase of common stock	-	(80)	-	-	(80)
Balance at March 31, 2020	$16	$14,157	$14,996	$(1,081)	$28,088

See accompanying notes to condensed financial statements.

Eagle Financial Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2020 and 2019 (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2020	2019

Operating Activities
Net income	$177	$81
Items not requiring (providing) cash:
Depreciation and amortization	43	49
Amortization of deferred loan fees	-	2
Proceeds on sale of loans in the secondary market	20,808	8,715
Loans originated for sale in the secondary market	(22,299)	(9,559)
Gain on sale of loans	(606)	(329)
Provision for loan losses	25	-
Gain on sale of foreclosed real estate	-	(28)
Deferred federal tax liability	(57)	(52)
Increase in cash surrender value of BOLI	(12)	(12)
Stock based compensation expense	62	61
ESOP compensation expense	26	25
Changes in:
FHLB lender risk account receivable	(10)	4
Accrued interest receivable	(8)	(10)
Other assets and prepaid federal income taxes	80	(162)
Accrued federal income taxes	109	79
Accrued supplemental retirement plans	39	54
Accrued expenses and other liabilities	34	50

Net cash flows used in operating activities	(1,589)	(1,032)

Investing Activities
Net decrease in interest-bearing time deposits in other banks	-	747
Net decrease in loans	884	532
Purchase of premises and equipment	(30)	(7)
Purchase of FHLB stock	(42)	-
Proceeds from sale of foreclosed real estate	-	245

Net cash provided by investing activities	812	1,517

Financing Activities
Net increase (decrease) in deposits	1,252	(403)
Repurchase of common stock	(80)	(109)
Net decrease in advances from borrowers for taxes and insurance	(300)	(326)
Net cash provided by (used in) financing activities	872	(838)

Increase (Decrease) in Cash and Cash Equivalents	95	(353)

Cash and Cash Equivalents, Beginning of Period	15,301	7,434

Cash and Cash Equivalents, End of Period	$15,396	$7,081

Supplemental Cash Flows Information:
Interest paid	$285	$236

See accompanying notes to condensed financial statements.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited) and December 31, 2019

Three Months Ended March 31, 2020 and 2019 (Unaudited)

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

Basis of Presentation and Consolidation

The condensed consolidated financial statements as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019, include Eagle Financial Bancorp, Inc. and the Bank, its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited) and December 31, 2019

Three Months Ended March 31, 2020 and 2019 (Unaudited)

(Amounts in thousands, except share and per share data)

The accompanying condensed balance sheet of the Company as of December 31, 2019, which has been derived from audited financial statements, and unaudited condensed financial statements of the Company as of March 31, 2020 and for the three months ended March 31, 2020 and 2019, were prepared in accordance with instructions for Form 10-Q and Article 8-03 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2019 included in the Registrant’s Form 10-K (the “Form 10-K”). Reference is made to the accounting policies of the Company described in the Notes to Financial Statements contained in the Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed financial statements have been included to present fairly the financial position as of March 31, 2020 and the results of operations and cash flows for the three months ended March 31, 2020 and 2019. All interim amounts have not been audited and the results of operations for the three months ended March 31, 2020 and 2019, herein are not necessarily indicative of the results of operations to be expected for the entire year.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited) and December 31, 2019

Three Months Ended March 31, 2020 and 2019 (Unaudited)

(Amounts in thousands, except share and per share data)

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and fair values of financial instruments.

Revisions

Certain immaterial revisions have been made to the 2019 financial statements related to the presentation of common stock repurchased by the Company. These revisions did not have a significant impact on the financial statement line items impacted.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited) and December 31, 2019

Three Months Ended March 31, 2020 and 2019 (Unaudited)

(Amounts in thousands, except share and per share data)

Transitional guidance is included in the update. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim periods within that reporting period. The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of ASU 2014-09, and non- interest income. The Company adopted ASU 2014-09 on January 1, 2019 and it did not identify any changes in the timing of revenue recognition when considering the amended accounting guidance. The Company added additional disclosures beginning in the first quarter of 2019 as required by the guidance.

In August 2016, the FASB issued ASU No. 2016-15 "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides cash flow statement classification guidance for certain transactions including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company adopted ASU 2016-15 on January 1, 2020 and did not see a significant impact on its accounting and disclosures.

In November 2016, the FASB issued ASU No. 2016-18 "Statement of Cash Flows (Topic 230) – Restricted Cash." ASU 2016-18 provides amendments to cash flow statement classification and presentation to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. The amendments should be applied using a retrospective transition method to each period presented. The Company adopted ASU 2016-18 on January 1, 2020 and did not see a significant impact on its accounting and disclosures.

Risks and Uncertainties

We are subject to risks and uncertainties as a result of the Coronavirus Disease 2019 (Covid-19) pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic is in its early stages and information is rapidly evolving. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic.

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited) and December 31, 2019

Three Months Ended March 31, 2020 and 2019 (Unaudited)

(Amounts in thousands, except share and per share data)

Note 2:	Earnings Per Common Share

Basic earnings per common share (“EPS”) allocated to common shareholders is calculated using the two-class method and is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“the ESOP”) are shown as a reduction in stockholder’s equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released. Diluted earnings per share is adjusted for the dilutive effects of stock based compensation and is calculated using the two-class method or the treasury method. There were no dilutive effects at March 31, 2020 or 2019.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Net income	$177	$81
Less allocation of earnings to participating securities	4	-
Net income allocated to common shareholders	$173	$81

Shares Outstanding for basic earnings per common share:

Weighted Average shares outstanding:	1,559,361	1,605,330
Less: Average Unearned ESOP shares:	108,596	115,047
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	1,450,765	1,490,283

Basic earnings per common share:	$0.12	$0.05

Effect of dilutive securities:
Stock Options	-	-
Weighted average number of shares outstanding used in the calculation of dilutive earnings per common share	1,450,765	1,490,283
Diluted earnings per common share:	$0.12	$0.05

All stock options were anti-dilutive, therefore not included in dilutive securities.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited) and December 31, 2019

Three Months Ended March 31, 2020 and 2019 (Unaudited)

(Amounts in thousands, except share and per share data)

Note 3:	Loans and Allowance for Loan Losses

The composition of the loan portfolio at March 31, 2020 and December 31, 2019 was as follows:

	March 31,	December 31,
	2020	2019
Residential mortgage loans	$57,572	$59,859
Commercial real estate and land loans	20,520	20,800
Home equity and other consumer	8,984	9,690
Residential construction loans	13,729	11,684
Residential mortgage loans, non-owner occupied	5,224	5,522
Multi-family real estate loans	1,049	1,065
Commercial loans	7,009	5,921
	114,087	114,541

Net deferred loan costs	(5)	4
Loans in process	(7,227)	(6,811)
Allowance for loan losses	(1,196)	(1,166)

Net loans	$105,659	$106,568

Loans serviced for the benefit of others at March 31, 2020 and December 31, 2019 amounted to $1,587 and $1,633, respectively.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited) and December 31, 2019

Three Months Ended March 31, 2020 and 2019 (Unaudited)

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited) and December 31, 2019

Three Months Ended March 31, 2020 and 2019 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three months ended March 31, 2020 and 2019 and year ended December 31, 2019:

Three Months Ended March 31, 2020 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of year	$394	$346	$225	$139	$29	$13	$20	$1,166
Provision (credited) charged to expense	(8)	16	(14)	26	(1)	-	6	25
Losses charged off	-	-	-	-	-	-	-	-
Recoveries	4	-	1	-	-	-	-	5

Balance, end of year	$390	$362	$212	$165	$28	$13	$26	$1,196

Ending balance: individually
evaluated for impairment	$11	$-	$-	$-	$-	$-	$-	$11

Ending balance: collectively
evaluated for impairment	$379	$362	$212	$165	$28	$13	$26	$1,185

Loans:
Ending balance	$57,572	$20,520	$8,984	$13,729	$5,224	$1,049	$7,009	$114,087

Ending balance: individually
evaluated for impairment	$104	$-	$38	$-	$669	$-	$-	$811

Ending balance: collectively
evaluated for impairment	$57,468	$20,520	$8,946	$13,729	$4,555	$1,049	$7,009	$113,276

Three Months Ended March 31, 2019 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of year	$409	$260	$313	$128	$42	$14	$21	$1,187
Provision (credited) charged to expense	11	(14)	21	(16)	(1)	-	(1)	-
Losses charged off	-	-	(39)	-	-	-	-	(39)
Recoveries	4	-	-	-	-	-	-	4

Balance, end of period	$424	$246	$295	$112	$41	$14	$20	$1,152

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited) and December 31, 2019

Three Months Ended March 31, 2020 and 2019 (Unaudited)

(Amounts in thousands, except share and per share data)

Year Ended December 31, 2019	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non- Owner Occupied	Multi- Family Real Estate Loans	Commercial Loans	Total
Allowance for loan losses:
Balance, beginning of year	$409	$260	$313	$128	$42	$14	$21	$1,187
Provision (credited) charged to expense	(30)	86	(50)	11	(15)	(1)	(1)	-
Losses charged off	-	-	(39)	-	-	-	-	(39)
Recoveries	15	-	1	-	2	-	-	18

Balance, end of year	$394	$346	$225	$139	$29	$13	$20	$1,166

Ending balance: individually
evaluated for impairment	$11	$-	$-	$-	$-	$-	$-	$11

Ending balance: collectively
evaluated for impairment	$383	$346	$225	$139	$29	$13	$20	$1,155

Loans:
Ending balance	$59,859	$20,800	$9,690	$11,684	$5,522	$1,065	$5,921	$114,541

Ending balance: individually
evaluated for impairment	$105	$-	$39	$-	$671	$-	$-	$815

Ending balance: collectively
evaluated for impairment	$59,754	$20,800	$9,651	$11,684	$4,851	$1,065	$5,921	$113,726

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited) and December 31, 2019

Three Months Ended March 31, 2020 and 2019 (Unaudited)

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

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of March 31, 2020 and December 31, 2019:

March 31, 2020 (Unaudited)	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
Rating
Satisfactory (5-8)	$56,811	$18,612	$8,862	$13,729	$4,712	$1,049	$5,691	$109,466
Special mention (1)	-	1,721	-	-	-	-	1,188	2,909
Substandard (2)	761	187	122	-	512	-	130	1,712
Doubtful (3)	-	-	-	-	-	-	-	-
Loss (4)	-	-	-	-	-	-	-	-

Total	$57,572	$20,520	$8,984	$13,729	$5,224	$1,049	$7,009	$114,087

December 31, 2019	Residential Mortgage Loans	Commercial Real Estate and Land Loans	Home Equity and Other Consumer	Residential Construction Loans	Residential Mortgage Loans Non-Owner Occupied	Multi-Family Real Estate Loans	Commercial Loans	Total
Rating
Satisfactory (5-8)	$59,395	$20,611	$9,566	$11,684	$5,033	$1,065	$5,773	$113,127
Special mention (1)	-	-	-	-	-	-	-	-
Substandard (2)	464	189	124	-	489	-	148	1,414
Doubtful (3)	-	-	-	-	-	-	-	-
Loss (4)	-	-	-	-	-	-	-	-

Total	$59,859	$20,800	$9,690	$11,684	$5,522	$1,065	$5,921	$114,541

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three months ended March 31, 2020.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited) and December 31, 2019

Three Months Ended March 31, 2020 and 2019 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2020 and December 31, 2019:

March 31, 2020 (Unaudited)	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
Residential mortgage loans	$204	$176	$738	$1,118	$56,454	$57,572	$-
Commercial real estate and land loans	-	-	-	-	20,520	20,520	-
Home equity and other consumer	11	-	18	29	8,955	8,984	-
Residential construction loans	-	-	-	-	13,729	13,729	-
Residential mortgage loans, non-owner occupied	-	-	489	489	4,735	5,224	-
Multi-family real estate loans	-	-	-	-	1,049	1,049	-
Commercial loans	110	-	-	110	6,899	7,009	-

Total	$325	$176	$1,245	$1,746	$112,341	$114,087	$-

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due or More	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
Residential mortgage loans	$75	$-	$364	$439	$59,420	$59,859	$-
Commercial real estate and land loans	-	-	-	-	20,800	20,800	-
Home equity and other consumer	6	18	-	24	9,666	9,690	-
Residential construction loans	-	-	-	-	11,684	11,684	-
Residential mortgage loans, non-owner occupied	-	-	489	489	5,033	5,522	-
Multi-family real estate loans	-	-	-	-	1,065	1,065	-
Commercial loans	-	-	-	-	5,921	5,921	-

Total	$81	$18	$853	$952	$113,589	$114,541	$-

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited) and December 31, 2019

Three Months Ended March 31, 2020 and 2019 (Unaudited)

(Amounts in thousands, except share and per share data)

The following tables present impaired loans at March 31, 2020, March 31, 2019 and as of December 31, 2019:

March 31, 2020 (Unaudited)
Average
		Unpaid		Investment	Interest
	Recorded	Principal	Allocated	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without an allocated allowance:
Residential mortgage loans	$70	70	$-	$71	$1
Commercial real estate and land loans	-	-	-	-	-
Home equity and other consumer	38	38	-	38	-
Residential construction loans	-	-	-	-	-
Residential mortgage loans, non-owner occupied	669	669	-	669	3
Multi-family real estate loans	-	-	-	-	-
Commercial loans	-	-	-	-	-
Loans with an allocated allowance:
Residential mortgage loans	34	34	11	34	-
Commercial real estate and land loans	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-
Residential construction loans	-	-	-	-	-
Residential mortgage loans, non-owner occupied	-	-	-	-	-
Multi-family real estate loans	-	-	-	-	-
Commercial loans	-	-	-	-	-

Total	$811	$811	$11	$812	$4

Three Months Ended
	As of December 31, 2019			March 31, 2019 (Unaudited)
Average
		Unpaid		Investment	Interest
	Recorded	Principal	Allocated	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without an allocated allowance:
Residential mortgage loans	$71	$71	$-	-	-
Commercial real estate and land loans	-	-	-	-	-
Home equity and other consumer	39	39	-	42	1
Residential construction loans	-	-	-	-	-
Residential mortgage loans, non-owner occupied	671	671	-	188	4
Multi-family real estate loans	-	-	-	-	-
Commercial loans	-	-	-	-	-
Loans with an allocated allowance:
Residential mortgage loans	34	34	11	74	1
Commercial real estate and land loans	-	-	-	-	-
Home equity and other consumer	-	-	-	-	-
Residential construction loans	-	-	-	-	-
Residential mortgage loans, non-owner occupied	-	-	-	-	-
Multi-family real estate loans	-	-	-	-	-
Commercial loans	-	-	-	-	-

Total	$815	$815	$11	$304	$6

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited) and December 31, 2019

Three Months Ended March 31, 2020 and 2019 (Unaudited)

(Amounts in thousands, except share and per share data)

Interest income recognized is not materially different than interest income that would have been recognized on a cash basis.

The following table presents the Bank’s nonaccrual loans at March 31, 2020 and December 31, 2019. This table excludes performing troubled debt restructurings.

	March 31,	December 31,
	2020	2019
Residential mortgage loans	$738	$364
Commercial real estate and land loans	-	-
Home equity and other consumer	18	-
Residential construction loans	-	-
Residential mortgage loans, non-owner occupied	489	489
Multi-family real estate loans	-	-
Commercial loans	-	-

Total	$1,245	$853

During the three months ended March 31, 2020 and the year ended December 31, 2019, there were no loans modified as troubled debt restructurings.

Following is a summary of troubled debt restructurings at March 31, 2020 and December 31, 2019:

	Number of Contracts	Recorded Investment
At March 31, 2020:
Residential mortgage loans	1	$70
Commercial real estate and land loans	-	-
Home equity and other consumer	2	38
Residential construction loans	-	-
Residential mortgage loans, non-owner occupied	4	180
Multi-family real estate loans	-	-
Commercial loans	-	-
	7	$288

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited) and December 31, 2019

Three Months Ended March 31, 2020 and 2019 (Unaudited)

(Amounts in thousands, except share and per share data)

	Number of Contracts	Recorded Investment
At December 31, 2019:
Residential mortgage loans	1	$71
Commercial real estate and land loans	-	-
Home equity and other consumer	2	39
Residential construction loans	-	-
Residential mortgage loans, non-owner occupied	4	182
Multi-family real estate loans	-	-
Commercial loans	-	-
	7	$292

As of March 31, 2020, the Bank had total troubled debt restructurings of $288.  There were five residential mortgage loans and residential non-owner occupied loans totaling $250 in troubled debt restructurings with the largest totaling $180.  The remaining $38 in troubled debt restructurings consisted of two home equity loans.  As of December 31, 2019, the Bank had total troubled debt restructurings of $292.  There were five residential mortgage loans and residential non-owner occupied loans totaling $253 in troubled debt restructurings with the largest totaling $71.  The remaining $39 in troubled debt restructurings consisted of two home equity loans. These loans were modified due to short term concessions. Eagle Savings Bank has no commitments to lend additional funds to these debtors owing receivables whose terms have been modified in troubled debt restructurings. During the three months ended March 31, 2020 and 2019 there were no loans modified as trouble debt restructurings.

The Bank had no foreclosed real estate properties at March 31, 2020 or December 31, 2019.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited) and December 31, 2019

Three Months Ended March 31, 2020 and 2019 (Unaudited)

 (Amounts in thousands, except share and per share data)

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports the compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation was $26 and $25 for the three months ended March 31, 2020 and 2019.

A summary of the ESOP shares as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Shares allocated to participants	1,613	6,451
Shares released to participants	19,353	12,902
Unreleased shares	108,058	109,671
Total	129,024	129,024

Fair Value of Unreleased Shares	$1,691,108	$1,738,285

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited) and December 31, 2019

Three Months Ended March 31, 2020 and 2019 (Unaudited)

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

At March 31, 2020, 6,450 of the stock options granted to the Board of Directors were exercisable at an average price of $15.89, and 13,871 of the stock options granted to the Executive Officers were exercisable at an average price of $15.75. At March 31, 2020, no stock options were exercised.

The table below represents the stock option activity for the period shown:

			Remaining
		Weighted-Average	Contractual Life
	Options	Exercise Price	(Years)
Options outstanding at January 1, 2020	101,611	$15.79	3.7

Granted	-	-	-

Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-

Options outstanding at March 31, 2020	101,611	$15.79	3.6

Options Exercisable at March 31, 2020	20,321	$15.79	3.6

Options outstanding at January 1, 2019	101,611	$15.79	4.7

Granted	-	-	-

Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-

Options outstanding at March 31, 2019	101,611	$15.79	4.5

Options Exercisable at March 31, 2019	-	$-	0

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited) and December 31, 2019

Three Months Ended March 31, 2020 and 2019 (Unaudited)

(Amounts in thousands, except share and per share data)

In September 2018, the Company awarded 12,900 restricted shares to members of the Board of Directors. The restricted stock awards have a five year vesting period. During the restricted period, the holder is entitled to full voting rights and dividends, thus are considered participating securities. At March 31, 2020, 2,580 restricted shares awarded to the Board of Directors were vested.

In October 2018, the Company awarded 29,050 restricted shares to Executive Officers and other employees of the Company. The restricted stock awards have a five year vesting period. During the restricted period, the holder is entitled to full voting rights and dividends, thus are considered participating securities. At March 31, 2020, 5,810 restricted shares awarded to Executive Officers were vested.

The table below presents the restricted stock activity for the period shown:

Weighted-Average
	Restricted	grant date
	stock awards	fair value
Non-vested at January 1, 2020	33,560	$15.79

Granted	-	-
Vested	-	-
Forfeited	-	-

Non-vested at March 31, 2020	33,560	$15.79

Weighted-Average
	Restricted	grant date
	stock awards	fair value

Non-vested at January 1, 2019	41,950	$15.79

Granted	-	-
Vested	-	-
Forfeited	-	-

Non-vested at March 31, 2019	41,950	$15.79

Total compensation cost recognized in the income statement for share-based payment arrangements for the three months ended March 31, 2020 and 2019 was $62.

As of March 31, 2020, there was approximately $854 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a remaining weighted-average period of 3.6 years.

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited) and December 31, 2019

Three Months Ended March 31, 2020 and 2019 (Unaudited)

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

Quantitative measures established by regulatory reporting standards, to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital (as defined), Tier I capital (as defined) and common equity Tier 1capital (as defined) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2020 and December 31, 2019 that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2020 and December 31, 2019 the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier 1 risk-based capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited) and December 31, 2019

Three Months Ended March 31, 2020 and 2019 (Unaudited)

(Amounts in thousands, except share and per share data)

The Bank’s actual capital amounts and ratios are presented in the following tables (minimum capital requirements exclude the capital conservation buffer):

As of March 31, 2020:	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$22,295
Allowance for loan losses	1,196

Total risk-based capital
(to risk-weighted assets)	$23,491	17.2%	$10,927	8.0%	$13,659	10.0%

Tier I capital
(to risk-weighted assets)	22,295	16.3%	8,196	6.0%	10,927	8.0%

Common equity Tier I capital
(to risk-weighted assets)	22,295	16.3%	6,147	4.5%	8,878	6.5%

Tier I capital
(to adjusted total assets)	22,295	15.7%	5,688	4.0%	7,110	5.0%

As of December 31, 2019:	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Equity	$22,013
Allowance for loan losses	1,166

Total risk-based capital
(to risk-weighted assets)	$23,179	17.2%	$10,809	8.0%	$13,511	10.0%

Tier I capital
(to risk-weighted assets)	22,013	16.3%	8,107	6.0%	10,809	8.0%

Common equity Tier I capital
(to risk-weighted assets)	22,013		6,080	4.5%	8,782	6.5%

Tier I capital
(to adjusted total assets)	22,013	15.4%	5,709	4.0%	7,136	5.0%

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited) and December 31, 2019

Three Months Ended March 31, 2020 and 2019 (Unaudited)

(Amounts in thousands, except share and per share data)

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

Nonrecurring Measurements

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020 and December 31, 2019:

		Fair Value Measurements Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2020	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$34	$-	$-	$34

		Fair Value Measurements Using
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2019	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans (collateral dependent)	$105	$-	$-	$105

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited) and December 31, 2019

Three Months Ended March 31, 2020 and 2019 (Unaudited)

(Amounts in thousands, except share and per share data)

Fair value adjustments, consisting of charge-offs or allocated allowances, on impaired loans and foreclosed assets held for sale during the three months ended March 31, 2020 and the year ended December 31, 2019 amounted to $0.

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation
	March 31, 2020	Technique	Unobservable Inputs	Range
Impaired loans (collateral dependent)	$34	Market comparable properties	Marketability discount	10% - 15%

	Fair Value at	Valuation
	December 31, 2019	Technique	Unobservable Inputs	Range
Impaired loans (collateral dependent)	$105	Market comparable properties	Marketability discount	10% - 15%

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited) and December 31, 2019

Three Months Ended March 31, 2020 and 2019 (Unaudited)

(Amounts in thousands, except share and per share data)

Loans

The estimated fair value of loans follows the guidance in ASU 2016-01, which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments. The fair value calculation at that date discounted estimated future cash flows using rates that incorporated discounts for credit, liquidity and marketability factors.

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

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited) and December 31, 2019

Three Months Ended March 31, 2020 and 2019 (Unaudited)

(Amounts in thousands, except share and per share data)

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to sell securities is estimated based on current market prices for securities of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2020 and December 31, 2019, the fair value of such commitments was not material.

The following tables present estimated fair values of the Bank’s financial instruments at March 31, 2020 and December 31, 2019.

	Carrying	Fair	Fair Value Measurements Using
March 31, 2020	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$15,396	$15,396	$15,296	$-	$-
Interest-bearing time deposits	2,988	2,988	2,988	-	-
Loans held for sale	8,487	8,487	-	-	8,487
Loans, net of allowance for losses	105,659	107,796	-	-	107,796
FHLB stock	858	858	-	858	-
FHLB lender risk account receivable	3,656	4,148	-	-	4,148
Accrued Interest receivable	334	334	-	334	-

Financial Liabilities
Deposits	113,243	113,621	65,779	47,842	-
FHLB advances	-	-	-	-	-
Advances from borrowers for taxes and insurance	558	558	-	558	-
Accrued Interest payable	2	2	-	2	-

	Carrying	Fair	Fair Value Measurements Using
December 31, 2019	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$15,301	$15,301	$15,301	$-	$-
Interest-bearing time deposits	2,988	2,988	2,988	-	-
Loans held for sale	6,390	6,390	-	-	6,390
Loans, net of allowance for losses	106,568	107,360	-	-	107,360
FHLB stock	816	816	-	816	-
FHLB lender risk account receivable	3,646	3,805	-	-	3,805
Accrued Interest receivable	326	326	-	326	-

Financial Liabilities
Deposits	111,991	112,197	64,423	47,774	-
Advances from borrowers for taxes and insurance	858	858	-	858	-
Accrued Interest payable	2	2	-	2	-

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited) and December 31, 2019

Three Months Ended March 31, 2020 and 2019 (Unaudited)

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

At March 31, 2020, the Bank had six loans approved but not yet originated of $2.2 million with interest rates ranging from 2.625% to 4.5%. At December 31, 2019, the Bank had no loans approved but not yet originated. At March 31, 2020, the Bank had undisbursed loans in process of $7.2 million with interest rate ranges of 3.875% - 4.875%. At December 31, 2019 the Company had undisbursed loans in process of $6.8 million with interest rate ranges of 3.875% - 4.875%.

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

Lines and letters of credit at March 31, 2020 were as follows:

March 31, 2020
Unused lines of credit	$3,396
Standby letters of credit	-
Unused home equity lines	10,765

Total commitments	$14,161

Eagle Financial Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020 (Unaudited) and December 31, 2019

Three Months Ended March 31, 2020 and 2019 (Unaudited)

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments." The provisions of ASU 2016-13 were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable incurred loss recognition in current GAAP and reflect an entity's current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the financial assets. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. On October 16, 2019 FASB voted to delay implementation of ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments.” For all other entities, the amendments are now effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at the adoption date. The Company is anticipating a significant change in processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider the expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company has continued developing processes during the first quarter of 2020. Management continues to focus its attention on collecting historical loan loss data, loan level data, and evaluating data capabilities to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 3.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2020 and 2019 is intended to assist in understanding the financial condition and result of operations of the Bank. The information contained in this section should be read in conjunction with the Unaudited Condensed Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to continue to manage our operations successfully;

•	effect of the Coronavirus Disease 2019 (Covid-19) pandemic on our Company, the communities where we have our branches, the state of Ohio and the United States, related to the economy and overall financial stability, which may also exacerbate the effects of the other factors listed herein;

•	our ability to successfully implement our business plan of managed growth, diversifying our loan portfolio and increasing mortgage banking operations to improve profitability;

•	our success in increasing our commercial business, commercial real estate, construction and home equity lending;

•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	competition among depository and other financial institutions;

•	our ability to attract and maintain deposits and our success in introducing new financial products;

•	our ability to maintain our asset quality even as we intend to increase our commercial real estate and multi-family and commercial business lending;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	changes in consumer spending, borrowing and saving habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in our SEC filings.

Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus that has caused the COVID-19 pandemic can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, our forward-looking statements are subject to the following additional risks, uncertainties and assumptions:

•	demand for our products and services may decline;

•	if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase;

•	collateral for loans, especially real estate, may decline in value;

•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties;

•	the net worth and liquidity of loan guarantors may decline;

•	as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;

•	actions taken by the federal, state or local governments to cushion the impact of COVID-19 on consumers and businesses may have a negative impact on us and our business;

•	our cyber security risks are increased as the result of an increase in the number of employees working remotely; and

•	FDIC premiums may increase if the agency experiences additional resolution costs.

Because of these and a wide variety of other uncertainties, including those disclosed in our SEC filings and in this report in Form 10-Q under the heading “Risk Factors” in Item 1A, our actual future results may be materially different from the results indicated by these forward-looking statements.

Coronavirus Disease 2019 (Covid-19) Impact

The following is a description of the impact the Coronavirus (COVID-19) pandemic is having on our financial condition and the results of operations and certain risks to our business that the pandemic creates or exacerbates.

Loan Modifications

We began receiving requests from borrowers for loan deferrals in March. Modifications include the deferral of principal and interest for generally 90 days. Requests were evaluated individually and approved modifications were based on the unique circumstances of each borrower. We are committed to working with our clients to allow time to work through the challenges of this pandemic. At this time, it is uncertain what future impact loan modifications related to COVID-19 difficulties will have on our financial condition, results of operations and reserve for loan losses. The following table shows coronavirus (COVID-19) loan modifications approved. We have received requests to modify 35 loans aggregating $15.1 million. We have modified 28 loans aggregating $14.1 million, primarily consisting of the deferral of principal and interest payments resulting in the extension of the maturity date. Of these modifications, $14.1 million, or 100%, were performing in accordance with their modified terms. Details with respect to actual modifications are as follows:

		Weighted Average
Types of Loans	Number of Loans	Balance	Interest Rate
Residential mortgage loans	6	$1,331	4.04%
Commercial real estate and land loans	13	10,844	5.06%
Home Equity and other consumer	1	60	6.00%
Residential Construction	---	---	---
Residential mortgage loans, non-owner occupied..	5	228	5.56%
Multi-family real estate loans	---	---	---
Commercial loans	3	1,612	5.15%
Total	28	$14,075	4.99%

Paycheck Protection Program (PPP)

As part of the CARES Act, approved by the President on March 27, 2020, the Small Business Administration (SBA) has been authorized to guarantee loans under the PPP through June 30, 2020 for small businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. As of April 28, 2020, we have received approximately 85 applications for up to $22.4 million of loans under the PPP. We intend to limit our investment in PPP loans up to $25.0 million.

Financial Position and Results of Operations

Our March 31, 2020 financial condition and results of operations reflect a slightly negative impact on our allowance for loan losses as a result of COVID-19. See discussions in “Allowance for Loan Losses” below. While we have not yet experienced any charge-offs related to COVID-19, our allowance for loan losses calculation and resulting provision for credit losses were impacted by changes in forecasted economic conditions. Given that forecasted economic scenarios have been negatively impacted since the pandemic was declared in early March, our need for additional reserve for credit loss increased. Should economic conditions worsen, we could experience further increases in our required allowance for loan losses and record additional credit loss expense. The execution of the payment deferrals discussed above under “Loan Modifications” assisted our ratio of past due loans to total loans. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Our fee income could be reduced due to COVID-19. At this time, we do not anticipate a material impact on our fee income.

Our interest income could be reduced due to COVID-19. In keeping with guidance from regulators, we are actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, we are unable to project the materiality of such an impact but recognize the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

Capital and Liquidity

As of March 31, 2020, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

We maintain access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on our net interest margin. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

The ability to pay dividends or conduct stock repurchases is limited under applicable banking regulations and regulatory policies, including for any losses for the relevant period, expected losses for future periods and/or the inability to upstream funds from a financial institution to its holding company as a result of lower income or regulatory capital levels. We may consider, or be required to, suspend stock repurchase activities, or may suspend, or reduce the level of dividends we pay.

Asset valuation

Currently, we do not expect COVID-19 to affect our ability to account timely for the assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. As of March 31, 2020 we did not have any impairment with respect to our intangible assets, premises and equipment or other long-lived assets.

Retail Operations

With the health and safety of our customers and staff in mind, and consistent with recommendations from the CDC and State and Local governments concerning COVID-19, all banking offices, with the exception of the Edwards Road location began operating as drive-up only facilities on March 17, 2020. The lobby of the Bridgetown Road location remained open by appointment only. Most banking transactions continue through the drive-ups, including opening new deposit accounts. Online and mobile banking is available for customer’s to check their balance, transfer funds, and pay bills. Checks can be deposited using mobile banking. Our network of over 30,000 ATMs are available for cash withdrawals with no service charge. Although our lobbies are closed, we are still open, operating and serving our customers with uninterrupted access to their account information and the ability to complete banking transactions.

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

At March 31, 2020 the Bank added an additional qualitative factor related to the COVID-19 Pandemic. The qualitative factor (Environmental Risk Factor for the Impact of Coronavirus) adds risk factors to all pools. Higher basis points have been added to the pools that we expected would be more directly affected by the Pandemic. Those pools include residential mortgage loans, commercial real estate loans, and commercial loans (C&I). The qualitative factor related to the coronavirus, as are all qualitative factors, will be reviewed each quarter and updated as needed going forward in 2020. The amount added to the allowance related to the COVID-19 pandemic at March 31, 2020 was $25,000.

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

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Total Assets. Total assets were $144.1 million at March 31, 2020, an increase of $1.3 million, or 0.9%, from $142.8 million at December 31, 2019. The increase was primarily due to an increase in loans held for sale of $2.1 million, offset by a decrease in net loans of $909,000.

Net Loans. Net loans decreased by $909,000, or 0.9%, to $105.7 million at March 31, 2020 from $106.6 million at December 31, 2019. During the three months ended March 31, 2020, we originated $27.3 million of loans, $23.2 million of which were one- to four-family residential real estate loans, and sold $20.2 million of loans in the secondary market. During the three months ended March 31, 2020, one- to four-family residential real estate loans decreased $2.6 million, or 4.0%, to $62.8 million, multi-family loans decreased $16,000, or 1.5%, to $1.1 million, commercial real estate loans and land loans decreased $280,000, or 1.3%, to $20.1 million, home equity and other consumer loans decreased $706,000, or 7.3% to $9.0 million, construction loans increased $2.0 million, or 17.5%, to $13.7 million, and commercial loans increased $1.1 million, or 18.4% to $7.0 million. Despite the small decrease in loan balances during the quarter, our strategy to grow and diversify our loan portfolio will continue. Such growth is expected to be achieved amid strong competition for commercial real estate and one- to four-family residential mortgage loans in our market area in the current interest rate environment.

We have sold loans on a servicing released basis in transactions with the FHLB-Cincinnati, through its mortgage purchase program, and other investors. We sold $20.2 million of loans in the first three months of 2020. Loans serviced for these investors was $1.6 million at both March 31, 2020 and December 31, 2019. Management intends to continue this sales activity in future periods.

Interest-Bearing Deposits in Other Banks. The Bank’s investment in certificates of deposit in other banks was unchanged and remained at $3.0 million at March 31, 2020 from December 31, 2019.

Foreclosed Assets. There were no additions to foreclosed assets during the three months ended March 31, 2020. At March 31, 2020, the Bank had no foreclosed assets.

Deposits. Deposits increased $1.3 million, or 1.1%, to $113.2 million at March 31, 2020 from $112.0 million at December 31, 2019. Our core deposits, which are all deposits other than certificates of deposit, increased $1.4 million, or 2.1%, to $65.8 million at March 31, 2020 from $64.4 million at December 31, 2019. Certificates of deposit decreased $105,000, or 0.2%, to $47.5 million at March 31, 2020 from $447.6 million at December 31, 2019. During the three months ended March 31, 2020, management continued its strategy of pursuing growth in demand accounts and other lower cost core deposits. Management intends to continue its efforts to increase core deposits, with a special emphasis on growth in consumer and business demand deposits.

Federal Home Loan Bank Advances. At March 31, 2020, the Bank had no advances from the Federal Home Loan Bank.

Shareholders’ Equity. Shareholders’ equity increased $185,000, or 0.7%, to $28.1 million at March 31, 2020 from $27.9 million at December 31, 2019. The increase resulted from net income of $177,000 during the three months ended March 31, 2020, expense of $26,000 related to the ESOP shares committed to be released, expense of $62,000 related to stock based compensation, offset by a repurchase of common stock of $80,000.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and March 31, 2019

General. Our net income for the three months ended March 31, 2020 was $177,000, compared to a net income of $81,000 for the three months ended March 31, 2019, an increase of $96,000, or 118.5%. The increase in net income was primarily due to an increase in noninterest income of $285,000, offset by a decrease in net interest income of $128,000, a provision for loan losses of $25,000, an increase in noninterest expense of $12,000, and an increase in tax expense of $24,000.

Interest Income. Interest and dividend income decreased $80,000, or 5.9%, to $1.3 million for the three months ended March 31, 2020 from $1.4 million for the three months ended March 31, 2019. This decrease was primarily attributable to an $84,000 decrease in interest income on loans receivable. The average balance of loans during the three months ended March 31, 2020 decreased by $6.0 million, or 5.4%, from the average balance for the three months ended March 31, 2019, while the average yield on loans decreased by five basis points to 4.50% for the three months ended March 31, 2020 from 4.55% for the three months ended March 31, 2019.

Interest Expense. Total interest expense increased $48,000, or 20.3%, to $285,000 for the three months ended March 31, 2020 from $237,000 for the three months ended March 31, 2019. The average balance of interest-bearing deposits during the three months ended March 31, 2020 increased by $5.4 million, or 5.4%, from the average balance for the three months ended March 31, 2019, while the average cost of deposits increased by 13 basis points to 1.08% for the three months ended March 31, 2020 from 0.95% for the three months ended March 31, 2019.

Net Interest Income. Net interest income decreased $128,000, or 11.5%, to $989,000 for the three months ended March 31, 2020, compared to $1.1 million for the three months ended March 31, 2019. The decrease reflected a decrease in total interest and dividend income of $80,000, and an increase in total interest expense of $48,000. Our net interest margin decreased 49 basis points to 3.10% for the three months ended March 31, 2020 from 3.59% for the three months ended March 31, 2019. Our net interest rate spread decreased to 2.92% for the three months ended March 31, 2020 from 3.40% for the three months ended March 31, 2019. The decrease in our net interest margin and interest rate spread were impacted by declining interest rates in the three months ended March 31, 2020.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a $25,000 provision for loan losses for the three months ended March 31, 2020, and no provision for the three months ended March 31, 2019. The allowance for loan losses was $1.2 million, or 1.05% of total loans, at March 31, 2020, compared to $1.2 million, or 1.02% of total loans, at December 31, 2019. Total nonperforming loans were $1.5 million at March 31, 2020, compared to $1.1 million at December 31, 2019. Classified loans were $1.7 million at March 31, 2020, compared to $1.4 million at December 31, 2019. Total loans past due 30 days or more were $1.7 million and $952,000 at March 31, 2020 and December 31, 2019, respectively. Net loan recovery totaled $5,000 for the three months ended March 31, 2020, compared to $35,000 of net loan charge-offs for the three months ended March 31, 2019. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2020 and 2019. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $285,000, or 69.7%, to $694,000 for the three months ended March 31, 2020 from $409,000 for the three months ended March 31, 2019. The increase was primarily due to an increase in gain on sales of loans of $277,000 during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Non-Interest Expense. Non-interest expense increased $12,000, or 0.8%, to $1.4 million for the three months ended March 31, 2020, compared to $1.4 million for the three months ended March 31, 2019. The increase was primarily due to an increase in compensation and benefits of $40,000, and an increase in other expenses of $15,000, offset by a reduction in foreclosed real estate expenses of $21,000, a reduction in data processing expenses of $10,000, and a reduction in legal and professional services of $5,000 during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Federal Income Taxes. Federal income taxes increased by $24,000 to an income tax expense of $52,000 for the three months ended March 31, 2020, compared to an income tax expense of $28,000 for the three months ended March 31, 2019. The increase was primarily due to an increase in income before income taxes, resulting from an increase the gain on sale of loans of $277,000 during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

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

	For the Three Months Ended March 31,
	2020			2019
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (4)	Balance	Interest	Cost (4)
Assets:
Interest Earning Assets
Loans	$106,761	$1,200	4.50%	$112,808	$1,284	4.55%
Interest bearing deposits and other	20,656	74	1.43%	11,813	70	2.37%
Total interest -earning assets	127,417	1,274	4.00%	124,621	1,354	4.35%
Total non-interest earning assets	14,884			11,806
Total assets	$142,301			$136,427

Liabilities and Equity:
Interest bearing checking	20,379	9	0.18%	18,881	7	0.15%
Savings	17,561	6	0.14%	16,075	6	0.15%
Money Market	20,510	34	0.66%	17,399	11	0.25%
CD's	47,055	236	2.01%	47,735	213	1.78%
Total interest-bearing deposits	105,505	285	1.08%	100,090	237	0.95%
FHLB Advances	-	-	0.00%	-	-	3.33%
Total interest bearing liabilities	105,505	285	1.08%	100,090	237	0.95%
Total non-interest-bearing liabilities	8,797			8,468

Total liabilities	114,302			108,558
Total equity	27,999			27,869
Total liabilities and equity	$142,301			$136,427

Net interest income		$989			$1,117
Net interest rate spread (1)			2.92%			3.40%
Net interest earning assets (2)	$21,912			$24,531
Net interest margin (3)			3.10%			3.59%
Ratio of average interest-earning assets to average interest bearing liabilities	120.77%			124.51%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Average yield/cost is annualized

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and proceeds from the sale of loans. We also have the ability to borrow from the FHLB-Cincinnati. At March 31, 2020, we had no outstanding advances from the FHLB-Cincinnati. At March 31, 2020, we had the capacity to borrow an additional $48.9 million from the FHLB-Cincinnati.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $1.6 million for the three months ended March 31, 2020, while net cash used by operating activities was $1.0 million for the three months ended March 31, 2019, respectively. Net cash provided by investing activities, which consists primarily of repayment or disbursements for loans was $812,000 for the three months ended March 31, 2020, while the net provided by investing activities was $1.5 million for the three months ended March 31, 2019, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, was $872,000 for the three month ended March 31, 2020, while the net cash used in financing activities was $838,000 for the three months ended March 31, 2018, also resulted primarily from activity in deposit accounts.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2020, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $22.3 million, or 15.7% of adjusted total assets, which is above the well-capitalized required level of $7.1 million, or 5.0%; and total risk-based capital of $23.5 million, or 17.2% of risk-weighted assets, which is above the well-capitalized required level of $13.7 million, or 10.0%. Accordingly, Eagle Savings Bank was categorized as well capitalized at March 31, 2020 and December 31, 2019. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2020, we had outstanding commitments to originate loans of $23.5 million, including undisbursed funds on construction loans and funds available on undrawn lines of credit. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature within one year from March 31, 2020 totaled $27.9 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2020. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Offer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2020 there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1.A.	Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in the Eagle Financial Bancorp, Inc.’s annual report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on March 26, 2020 (“Form 10-K”), including under “Item 1.A. Risk Factors”, which could materially affect our business, financial condition or future results. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. At March 31, 2020, the risk factors for Eagle Financial Bancorp, Inc. have not changed materially from those reported in the Form 10-K. However, the risks described in the Form 10-K are not the only risks that we face. Eagle Financial Bancorp, Inc. has made the following addition to the risk factors disclosed in Form 10-K “Item 1.A. Risk Factors” of its Annual Report for the year ended December 31, 2019.

The COVID-19 pandemic has adversely impacted, and is expected to continue to adversely impact, our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, and human capital, as described in more detail below.

•	Credit Risk. Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s business. The COVID-19 pandemic and concerns about the spread of the coronavirus has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and other services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making otherwise logical and sound business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

•	Strategic Risk. Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various responses of governmental and nongovernmental authorities. In recent weeks, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in many of our markets, local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in originating of loans.

•	Operational Risk. Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

•	Interest Rate Risk. Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels. Further, changes in liquidity or capital levels may require us to suspend stock repurchase activities, or may suspend, or reduce the level of dividends we pay.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchase of its common stock during the quarter ended March 31, 2020.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
January 2020			60,100	21,185
February 2020			60,100	21,185
March 2020	5,100	$15.65	65,200	16,085
Total	5,100	$15.65

(1)	On December 12, 2018, the Company announced the adoption of a stock repurchase program under which the Company could repurchase up to 81,285 shares of its common stock, or approximately 5% of the then current outstanding shares. At March 31, 2020, the Company had purchased a total of 65,200 shares of the Company’s common stock under this program at an average price of $15.87 per share, and there remained 16,085 shares still available for repurchase under the program. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program has no expiration date, but may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following material from Eagle Financial Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 8, 2020	By: /s/ Gary J. Koester
Gary J. Koester
President and Chief Executive Officer

Date:	May 8, 2020	By: /s/ Kevin R. Schramm
Kevin R. Schramm
Vice President, Chief Financial Officer and Treasurer

